Form 10-Q
period 2022-06-30
Innovative Eyewear Inc
filed 2022-09-26
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-41392

INNOVATIVE EYEWEAR, INC.
(Exact name of registrant as specified in its charter)

Florida	84-2794274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 Biscayne Blvd., Suite 630, North Miami, Florida 33181
(Address of Principal Executive Offices, including zip code)

(786) 785-5178
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	LUCY	The Nasdaq Capital Market LLC
Warrants to purchase Common Stock	LUCYW	The Nasdaq Capital Market LLC

As of September 22, 2022, there were 7,307,157 shares of the Company’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements.

Innovative Eyewear, Inc.

i

Unless specifically set forth to the contrary, when used in this report the terms “Innovative Eyewear”, “Lucyd”, the “Company”, “we”, “our”, “us”, and similar terms refer to Innovative Eyewear, Inc. The information which appears on our website lucyd.co is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

June 30, 2022 (Unaudited) and December 31, 2021

	2022	2021
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$34,878	$79,727
Accounts receivable, net	186,881	43,394
Prepaid expenses	53,611	68,381
Deferred offering costs	173,816	111,149
Inventory prepayment	59,409	64,715
Inventory	325,414	275,501
Other current assets	1,460	1,460
Total Current Assets	835,469	644,327

Non-Current Assets
Patent costs, net	121,637	87,306
Capitalized software costs	91,248	72,400
Property and equipment, net	52,779	20,284
TOTAL ASSETS	$1,101,133	$824,317

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$284,604	$167,050
Due to Parent and Affiliates	231,030	160,722
Related party convertible debt	1,937,768	289,029
Total Current Liabilities	2,453,402	616,801

TOTAL LIABILITIES	2,453,402	616,801

Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Common stock (50,000,000 shares authorized, 6,060,187 shares issued and outstanding as of June 30, 2022 and December 31, 2021, at par value $0.00001)	60	60
Additional paid-in capital	5,676,738	4,842,836
Stock subscription receivable	(4,542)	(11,226)
Accumulated deficit	(7,024,525)	(4,624,154)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,352,269)	207,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,101,133	$824,317

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$204,741	$127,027	$440,763	$244,152
Less: Cost of Goods Sold	(161,494)	(94,371)	(323,126)	(202,156)
Gross Profit	43,247	32,656	117,637	41,996

Operating Expenses:
General and administrative	(710,135)	(225,545)	(1,317,108)	(298,428)
Sales and marketing	(391,919)	(270,811)	(976,714)	(390,857)
Research & development	(52,560)	(19,128)	(88,367)	(26,897)
Related party management fee	(35,000)	(34,975)	(70,000)	(59,975)
Total Operating Expenses	(1,189,614)	(550,459)	(2,452,189)	(776,157)

Other Expense	(2,059)	(3,837)	(2,558)	-
Interest Expense	(45,386)	(14,960)	(63,261)	(24,152)
Total Other Expenses	(47,445)	(18,797)	(65,819)	(24,152)

Net Loss	$(1,193,812)	$(536,600)	$(2,400,371)	$(758,313)

Weighted average number of shares outstanding	6,060,187	5,136,686	6,060,187	4,710,620
Earnings per share, basic and diluted	$(0.20)	$(0.10)	$(0.40)	$(0.16)

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balances, January 1, 2022	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

Net Loss	-	-	-	-	(1,206,559)	(1,206,559)
Stock based compensation	-	-	416,951	-	-	416,951
Balances, March 2022	6,060,187	$60	$5,259,787	$(11,226)	$(5,830,713)	$(582,092)

Net loss	-	-	-	-	(1,193,812)	(1,193,812)
Stock based compensation	-	-	416,951	-	-	416,951
Collection of stock subscription receivable	-	-	-	6,684	-	6,684
Balances, June 30, 2022	6,060,187	$60	$5,676,738	$(4,542)	$(7,024,525)	$(1,352,269)

Balances, January 1, 2021	4,131,469	$41	$845,417	$(20,647)	$(1,379,648)	$(554,837)

Issuance of shares net of offering costs of $217,958	542,863	$5	$307,126	$(29,248)		277,883
Net loss	-	-			(221,713)	(221,713)
Stock based compensation	-	-	38,065			38,065
Balances, March 2021	4,674,332	$46	$1,190,608	$(49,895)	$(1,601,361)	$(460,602)

Shares issued for convertible note exercise	778,500	8	778,492	-	-	778,500
Issuance of shares, net of offering costs of $28,230	167,385	2	130,340	(8,861)	-	121,481
Stock based compensation	-	-	160,934	-	-	160,934
Collection of stock subscription receivable	-	-	-	40,765	-	40,765
Net loss	-	-	-	-	(536,600)	(536,600)
Balances, June 30, 2021	5,620,217	$56	$2,260,374	$(17,991)	$(2,137,961)	$104,478

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2022 and 2021

	2022	2021
Operating Activities
Net (Loss)	$(2,400,371)	$(758,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,181	3,483
Depreciation	7,899	-
Non cash interest expense	64,512	24,152
Stock compensation expense	833,902	198,999
Expenses paid by parent and affiliates	474,047	325,402
Changes in operating assets and liabilities:
Accounts receivable	(143,487)	(9,513)
Increase (Decrease) in accounts payable and accrued expenses	53,042	24,552
(Increase) Decrease in prepaid expenses	14,770	(26,000)
(Increase) Decrease in inventory	(44,607)	(90,810)
Other current assets	-	-
(Increase) Decrease in other current assets	-	(32,034)
Net cash flows from operating activities	(1,136,112)	(340,082)

Investing Activities
Patent costs	(38,512)	(12,590)
Purchases of property and equipment	(40,394)	(2,035)
Capitalized software expenditures	(18,848)	(36,000)
Net cash flows from investing activities	(97,754)	(50,625)

Financing Activities
Proceeds from issuance of shares net of offering expenses	-	399,364
Collection of stock subscription receivable	6,684	40,765
Payment of deferred offering cost	(62,667)	-
Proceeds from related party convertible debt	1,245,000	106,000
Repayment of related party agreements	-	(52,801)
Repayments of Amounts Due to Parent and Affiliates	-	(4,000)
Net cash flows from financing activities	1,189,017	489,328

Net Change In Cash	(44,849)	98,621
Cash at Beginning of Period	79,727	27,023
Cash at End of Period	$34,878	$125,644

Significant Non-Cash Transaction
Expenses paid for by Parent reported as increase in Due to Parent and Affiliates and related party convertible debt	474,047	325,402
Shares issued from conversion of related party convertible debt	-	778,500

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022 and 2021 (Unaudited)

NOTE 1 – GENERAL INFORMATION

General Information – INNOVATIVE EYEWEAR, INC., (“the “Company” or “we”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd. (the “Parent” or “Lucyd”), which currently owns approximately 71% of our issued and outstanding shares of common stock, a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, the “Parent and Affiliates”). Innovative Eyewear licensed the exclusive rights to the Lucyd® brand, from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic (“COVID-19”) and COVID-19 control responses.

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms, primarily requiring payment before product is shipped. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. The Company, by policy, routinely assesses the financial strength of its customers. To comply with industry standards, we offer “net 30” payments on wholesale orders of $1,500 or more. For Wholesale orders, to acquire an order on net 30 terms, the customer is provided a credit check application as well as a credit card authorization form. The authorization form explicitly states when and for much we will bill the customer via credit card. As a result, the Company believes that its accounts receivable credit risk exposure is limited and it has not experienced any significant write-downs in its accounts receivable balances. As of June 30, 2022, and December 31, 2021, the Company had no allowance for bad debt.

Capitalized Software

The Company incurred software development costs related to development of the Vyrb app. The Company capitalized these costs in accordance with ASC 985-20, Software – Costs of Software to be Sold, Leased, or Marketed, considering it is the Company’s intention to market and sell the software externally. Planning, designing, coding and testing occurred necessary to meet Vyrb’s design specifications. As such, all coding, development and testing costs incurred subsequent to establishing technical feasibility were capitalized. We have launched a beta version of the Vyrb application in December 2021 that demonstrates the functionality of the software. We expect an estimated useful life of five years for this product.

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. No provisions were determined as needed at June 30, 2022 and as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company recorded an inventory prepayment in the amount of $59,409 and $64,715, respectively related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after June 30, 2022 and December 31, 2021 respectively.

Intangible Assets

Intangible assets as of June 30, 2022 and December 31, 2021 relate to patents costs received in conjunction with the initial capitalization of the Company and internally developed utility and design patents. The Company amortizes these assets of the estimated useful life of the patents.

The Company reviews its intangibles assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives or lease terms if shorter. Depreciation expense for the three and six months ended June 30, 2022 was $3,916 and $7,899 respectively as compared to $0 for the same period in 2021. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The guidance relates to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to uncertain tax positions are recorded in tax expense.

The Company assesses the realizability of its net deferred tax assets on an annual basis. If, after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized, the Company will reduce the net deferred tax assets by a valuation allowance. The realization of net deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of net operating loss carryforwards.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors in accordance with FASB ASC Topic 718, which requires that compensation expense be recognized in the financial statements for stock-based awards based on the grant date fair value. For stock option awards, the Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility. The expected term of the stock options was estimated based on the simplified method as allowed by Staff Accounting Bulletin 107 (SAB 107).

The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted, using stock prices of comparably profiled public companies. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors and on our own website Lucyd.co and on Amazon.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of sales taxes collected from customers on behalf of taxing authorities, returns and discounts.

For sales generated through our e-commerce channels, we identify the contract with a customer upon online purchase of our eyewear and transaction price at the manufacturer suggested retail price (“MSRP”) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels. Our e-commerce revenue is recognized upon meeting of the performance obligation when the eyewear is shipped to end customers. Only U.S. consumers enjoy free USPS first class postage, with faster delivery options available for extra cost, for sales processed through our website and on Amazon. For Amazon sales, shipping is free for U.S consumers while international customers pay shipping charges on top of MSRP. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers and are recorded as a component of cost of goods sold as incurred. The Company charges applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which the company sells products.

For sales to our retail store partners, we identify the contract with a customer upon receipt of an order of our eyewear through our Shopify wholesale portal or direct purchase order. Our revenue is recognized upon meeting the performance obligation which is delivery of the Company’s eyewear products to the retail store and also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to the retail store partners includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale retail orders, no e-commerce fees are applicable.

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. Our revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale distributor orders, no e-commerce fees are applicable.

The Company’s sales do not contain any variable consideration.

We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason within the first:

●	7 days for sales made through our website (Lucyd.co)

●	30 days for sales made through Amazon

●	30 days for sales to wholesale retailers and distributors

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we reviewed all individual returns received in July and August 2022 pertaining to orders processed prior to June 30, 2022. As a result, the Company determined that an allowance for sales returns was necessary. The Company recorded $22,266 in allowance for sales returns as of December 31, 2021 and $12,604 as of June 30, 2022.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

The Company presents earnings and loss per share data by calculating the quotient of earnings/(loss) and loss divided by the number of common shares outstanding (common shares as of June 30, 2022 and December 31, 2021) as required by ASC 260-10-50. As of June 30, 2022 and December 31, 2021, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

NOTE 3 – GOING CONCERN

The Company has a limited operating history. The Company’s business and operations are sensitive to general business and economic conditions in the United States. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or otherwise, changes in regulations or restrictions in imports, competition or changes in consumer taste including the economic impacts from the COVID-19 pandemic. These adverse conditions could affect the Company’s financial condition and the results of its operations.

The Company meets its day to day working capital requirements through monies raised through sales of eyewear and issues of equity including crowdfunding. The Company also has issued a convertible note held by its parent company. Company’s forecasts and projections indicate that the Company expects to have sufficient cash reserves and future income to operate within the level of its current facilities. In August 2022, the Company completed its initial public offering and received net proceeds totaling approximately $6.2 million. The Company anticipates that this available liquidity will be sufficient to fund operations through at least the end of 2023.

NOTE 4 – INCOME TAX PROVISION

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the six months ended June 30, 2022, was 0%, compared to the effective tax rate of 0% for the six months ended June 30, 2021. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

NOTE 5 – INTANGIBLE ASSETS

	June 30,	December 31,
Finite-lived intangible assets	2022	2021
Patent Costs	$133,992	$95,480
Intangible assets, gross	133,992	95,480

Less: Accumulated amortization	(12,355)	(8,174)
Intangible assets, net	$121,637	$87,306

Amortization expense totaled $2,442 and $4,181 for the three and six months ended June 30, 2022, as compared to $0 and $3,483 for the same periods in 2021. Future amortization is expected to approximate $11,500 per year.

NOTE 6 – RELATED PARTY ADVANCES AND OTHER INTERCOMPANY AGREEMENTS

Convertible Note and Due to Parent and Affiliates

During the six months ended June 30, 2022 and during 2021, the Company had the availability, but not the contractual right to intercompany financing from the Parent and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below).

The convertible notes balances were $1,937,768 and $289,029 at June 30, 2022 and December 31, 2021, respectively. The increase of $1,648,739 was mainly due to working capital contributions from the Parent.

Management Service Agreement

In 2020, the Company entered into a management services agreement with a related party (related through common ownership). The Company is billed $25,000 quarterly. Effective February 1, 2022, the original management services agreement was amended to have the Company billed at $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

The related party provides the following services:

●	Provision of support and advise to the Company in accordance with their area of expertise

●	Undertake research, technical review, legal review, recruitment, software development, marketing, public relations and advertisement

●	Provide advice, assistance and consultation services to support the Company or in relation to any other related matter

●	Rent-free office space.

During the last three and six months ended June 30, 2022, the Company incurred $35,000 and $70,000 respectively under its agreement with Tekcapital Europe Ltd.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not currently involved in or aware of threats of any litigation.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by the parent of our majority stockholder, Tekcapital. We consider our current office space adequate for our current operations.

Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK BASED COMPENSATION

No option awards were granted during the six months ended June 30, 2022.

Details of the number of share options and the weighted average exercise price outstanding as of and during the six months ended June 30, 2022 and are as follows:

	Av. Exercise price per share $	Options (Number)
As at January 1, 2022	2.61	2,332,500
Granted	-	-
Exercised	-	-
Forfeited	-	-
As at June 30, 2022	2.61	2,332,500
Exercisable as at June 30, 2022	2.61	591,366

Unrecognized stock compensation expense of $2,049,919 remains to be recognized over next 2 years related to options granted prior to June 30, 2022.

NOTE 9 – SUBSEQUENT EVENTS

On August 17, 2022, the Company closed on its initial public offering of 980,000 units consisting of 980,000 shares of its common stock and 1,960,000 warrants to purchase 1,960,000 shares of common stock at a combined offering price of $7.50 per unit in exchange for gross proceeds of approximately $7.35 million, before deducting underwriting discounts and offering expenses. Each share of common stock was sold together with two warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $7.50 per share. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 147,000 shares of common stock and/or warrants to purchase up to an additional 294,000 shares of common stock to cover over-allotments, of which Maxim Group LLC has exercised its option to purchase additional warrants to purchase 294,000 shares of common stock.

The shares of common stock and warrants began trading on The Nasdaq Capital Market on August 15, 2022, under the symbols “LUCY” and “LUCYW,” respectively.

Also, pursuant to the terms of the underwriting agreement for the offering, the Company issued Maxim Group LLC certain other warrants to purchase up to 58,800 shares of the Company’s common stock at an exercise price of $8.228 per share.

The net proceeds received by the Company amounted to $6,189,734. The Company intends to use substantially all of the net proceeds from the offering for advancing its sales and marketing, expanding inventory, updating and producing in-store displays, developing new styles and sizes of the Company’s smart eyewear, and for working capital and other general corporate purposes.

On August 15, 2022, in connection with the Company’s initial public offering, Lucyd Ltd. converted $2,002,280 of the $2,256,214 outstanding on its convertible promissory note from the Company into 260,970 shares of our common stock. After this conversion, approximately $254,000 was outstanding on the convertible promissory note issued to Lucyd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report.

Overview

We develop and sell smart eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering vision correction and protection. Our flagship product, Lucyd Lyte, enables the wearer to listen to music, take and make calls, and use voice assistants to perform many common smartphone tasks hands-free. Innovative Eyewear owns the exclusive rights to the Lucyd brand and the Lyte product line.

Our mission is to Upgrade Your Eyewear. Our smart eyewear is a fusion of headphones with glasses, bringing vision correction and protection together with digital connectivity and clear audio, while also offering a solution for listening to music outdoors (as compared to in-ear headphones). The convenience of having a Bluetooth headset and comfortable glasses in one, especially for those who are already accustomed to all-day eyewear use, offers a lifestyle upgrade at a price similar to traditional prescription eyewear.

After the full launch of Lucyd Lyte in January 2021, we had strong interest and demand from customers in the U.S. and have since sold thousands of our smart eyewear. In order to meet the growing demand for our products, and in an effort to expand our reach, we have engaged over 150 unique wholesale accounts. All of our products are designed in Miami, manufactured in Asia, and currently sold through two major sales channels:

(1)	ecommerce primarily via our website (Lucyd.co) and marketplaces such as Amazon, Bestbuy.com and DicksSportingGoods.com.

(2)	a growing network of independent eyewear stores.

We apply a manufacturer suggested retail price (“MSRP”) of $149 (for our standard frames) to $179 (for our titanium frames) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels, with our wholesale pricing offering volume discounts to these prices. Please refer to discussion in the Components of Results of Operations for more details regarding our pricing structure.

We are gearing-up to expand these channels with national eyewear chains, big box retail stores (electronics, sporting goods, general merchandise) and specialty retail stores.

We view this business model as being more efficient with regards to the deployment of capital, by electing not to build our own manufacturing facilities and Company-owned retail distribution, but rather contract with existing sources of production and consumer facing retail distribution.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 virus a “pandemic.” This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees, by following the CDC guidelines. Specifically, we set up a system that enabled our employees to work remotely when it was beneficial for them or when they felt ill. Additionally, precautionary measures that have been adopted may negatively affect our ability to sell our products. For example, reducing the marketplace traction at trade shows, and retail store traffic for our re-sellers, and the fulfilment of customer orders with customized lenses, shipping delays and other operations of our suppliers and fulfilment partners. Additionally, our product is manufactured in China and shipped from China on a regular basis. We have not experienced substantial delays in manufacturing or shipping due to COVID-19, however, we are exposed to such risk in the future as a potential impact of COVID-19. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease consumer spending and adversely affect demand for our products. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Key Factors Affecting Performance

Expansion of retail points of purchase

Our future depends in large part on our ability to place Lucyd Lyte in optical stores as well as sporting goods stores and other specialty stores. To address this, we assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently have 12 different styles available and plans to continuously increase this number over time.

Retail store client retention and re-orders

Our ability to sustain and increase revenue depends in large part on our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a digital try-on kiosk for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on in a contact-less manner, to mitigate customer contact with viral pathogens.

Investing in business growth

We believe that people care about what they wear on their faces, and because we understand that customers have diverse preferences about the shape, size and design of their eyewear, we aim to continuously invest in the design and development of new models in an effort to provide the consumer with a wide selection of styles, colors and finishes.

We also intend to invest in co-op marketing with retail stores, expansion of our sales and marketing team (including influencers) to broaden our brand awareness and online presence. We will also increase our general and administrative expenses in the foreseeable future to cover the additional costs for finance, compliance, supply chain, quality assurance and investor relations as we grow as a public company.

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have over 200 retail stores selling Lucyd Lyte primarily in the United States and Canada.

Based on the existing demand for our products, current distribution and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2022.

Re-order ratio (B2B)

Many of the retail stores that placed initial stocking orders, either directly or through our wholesale distributors, have also placed follow-on orders in the few short months since launching our wholesale business in June 2021. As of June 30, 2022, 32.7% of stores have re-ordered our product. We expect this number to gradually increase as we roll out our co-op marketing program and introduce more of our virtual try-on kiosks into retail stores, to facilitate customer education and product sell-through.

Number of online orders (B2C)

For our ecommerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of June 30, 2022, we received a total of over 9,827 orders from customers online. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Net Revenue

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors and on our own website Lucyd.co and on Amazon.

We apply a manufacturer suggested retail price (“MSRP”) of $149 (for our standard frames) to $179 (for our titanium frames) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels. U.S. consumers enjoy free USPS first class postage, with faster delivery options available for extra cost, for sales processed through our website and on Amazon. For Amazon sales, shipping is free for U.S consumers while international customers pay shipping charges. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers. We charge applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which sell.

Our wholesale pricing for eyewear sold to retail store partners and distributors includes volume discounts to the MSRP, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale retail orders, no e-commerce fees are applicable.

Our prescription lens price currently ranges from $35 to $275, which is charged in addition to the MSRP. Glasses with prescription lenses are only available through our website Lucyd.co, while our sales through Amazon and to our retail partners only include non-prescription glasses.

Cost of Goods Sold

Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products.

For retail sales placed on one of our eCommerce channels these costs include (i) product costs held at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, (iii) optical laboratory costs for RX glasses, (iv) merchant fees, (v) fees paid to 3rd party eCommerce platforms (vi) and cost of shipping the product to the consumer.

For wholesale sales these costs include (i) product costs stated at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, (iii) and credit card fees.

When consumers place their orders directly on our online store, our cost of goods sold on a per-unit basis is approximately 8% lower than when consumers place their orders directly from third party platforms.

We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, customer shipping costs, and management of our inventory and merchandise mix.

Over time we expect our total cost of goods sold on a per unit basis to decrease as a result of an increase in scale. Increase in scale is achieved as a result of increase in volumes from both business to consumer and business to business (retail store) orders. We continue to expand our products with line extensions and new models and broaden our presence in retail stores carrying our products.

Gross Profit and Gross Margin

We define gross profit as net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin may fluctuate in the future based on a number of factors, including the cost at which we can obtain, transport, and assemble our inventory, the rate at our vendor network expands, and how effective we can be at controlling costs, in any given period.

We anticipate our cost of goods sold, on a per unit basis, will decrease with scale, and this will likely have a positive impact on our gross margins.

Operating Expenses

Our operating expenses consist primarily of:

●	general & administrative expenses that include primarily consulting and payroll expenses, IT & software, legal, stock compensation expense, postage and non-customer product shipping and other administrative expense;

●	sales and marketing expenses including cost of online and TV advertising, marketing agency fees, influencers, trade shows and other initiatives;

●	related party management fee for a range of back-office services provided by Lucyd Ltd.;

●	research and development expenses related to (i) development of new styles and features of our smart eyewear (ii) development and improvement of our ecommerce website (iii) development of our Vyrb social media app for wearables.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest expense paid on convertible note loan due to the Parent.

Provision for Income Taxes

Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022		Three months ended June 30, 2021		Change between the three months ended June 30, 2022 and 2021
Revenues, net	$204,741	100%	$127,027	100%	$77,714	61%
Less: Cost of Goods Sold	(161,494)	79%	(94,371)	74%	(67,123)	71%
Gross profit/(loss)	43,247	21%	32,656	26%	10,591	32%

Operating Expenses:
General and administrative	(710,135)	347%	(225,545)	178%	(484,590)	215%
Sales and marketing	(391,919)	191%	(270,811)	213%	(121,108)	45%
Research & development	(52,560)	26%	(19,128)	15%	(33,432)	175%
Related party management fee	(35,000)	17%	(34,975)	28%	(25)	0%
Total Operating Expenses	(1,189,614)	581%	(550,459)	433%	(639,155)	116%

Other Income	(2,059)	1%	(3,837)	3%	1,778	-46%
Interest Expense	(45,386)	22%	(14,960)	12%	(30,426)	203%
Total Other (Expense)	(47,445)	23%	(18,797)	15%	(28,648)	152%

Net Loss	$(1,193,812)	583%	$(536,601)	422%	$(657,212)	122%

Revenue

Our revenues for the three months ended June 30, 2022, were $204,741 as compared to revenues of $127,027 during the three months ended June 30, 2021. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses and accessories. The increase in revenue was due to the launch of Lucyd Lytes, in January 2021, and subsequent scale up of sales and marketing activities leading up to more product awareness.

For the three months ended June 30, 2022, approximately 35% of sales were processed on our online store (Lucyd.co), 36 % on Amazon and 29% with reseller partners. This sales channel mix impacted our revenue for the period, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the three months ended June 30, 2022, we generated $161,107 of revenue from sales of non-prescription frames and $43,634 was generated from sales of frames with prescription lenses. All of the $73,959 in sales generated on Amazon.com during the period were for non-prescription frames as we only offer prescription lenses through our website. Of the $71,910 in online sales generated through Lucyd.co, $8,128 related to frames with prescription lenses and $63,782 of glasses sold were with non-prescription lenses. Ecommerce sales are the most material portion of our sales to date.

We expect that the online portion of our sales will gradually decrease on a percentage basis, but remain an important component of our total sales as we onboard more retail stores. We pursued growth in retail store segment in the year ended 2021 and since the beginning of 2022, growing our retail store presence to over 200 stores as of June 30, 2022.

Cost of goods sold

Our total cost of goods sold increased to $161,494 for the three months ended June 30, 2022, as compared to $94,371 for the three months ended June 30, 2021. This increase mirrors the increase in underlying sales discussed above. These items included, but weren’t limited to, the cost of frames of $94,230, cost of prescription lenses incurred with our third-party vendor of $20,661and affiliate referral fees, sales commission expense, ecommerce platform fees of $44,406 for the three months period ended June 30, 2022. Out of $161,494 of our total cost of goods sold for the three months ended June 30, 2022, $19,584 related to orders with prescription lenses, while $141,910 pertained to non-prescription orders.

Over time, we expect third-party retail stores to become our primary sales channel as we onboard additional stores. Consequently, we expect sales of prescription lens, offered through our website to decrease as our third-party retail partners outfit our Lyte frames with more prescriptions. As a result, over time we expect prescription lens costs to gradually decrease as a percentage of our overall cost of goods sold.

We anticipate growth in both wholesale and ecommerce channel sales in 2022, we also expect corresponding growth in total cost of goods sold, primarily from additional product related costs.

Gross profit

Our gross profit increased to $43,247 for the three months ended June 30, 2022, as compared to $32,656 for the three months ended June 30, 2021. This increase was due to the difference in the price of Lucyd Lytes versus products available for sale in the second quarter of 2021, with new models introduced at higher prices after the first quarter of 2021. We expect that gross profits for the fiscal year ended 2022 to improve slightly, primarily due to economies of scale from large anticipated orders. As we expect retail stores to become our primary sales channel as we onboard new stores, we also expect our overall gross margin to approximate that of the wholesale channel, where no e-commerce platform fees, or prescription lens cost apply and volume related price discounts are included.

Operating expenses

Our operating expenses increased to $1,189,614 for the three months ended June 30, 2022, as compared to $550,459 for the three months ended June 30, 2021. This increase was primarily due to the expansion of our business following the launch of Lucyd Lyte in January 2021 and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased to $710,135 for the three months ended June 30, 2022, as compared to $225,545 for the three months ended June 30, 2021. This increase was primarily due to an increase of stock option awards issued between April 2021 and September 2021, from $105,000 to $319,479, resulting from increase in our staffing in 2021. Also, as a result of Company’s growth and increased used of consultants, consulting fees increased from $79,903 to $137,666.

Sales and marketing expenses

Our sales and marketing expenses increased to $391,919 for the three months ended June 30, 2022, as compared to $270,811 for the three months ended June 30, 2021. The increase was primarily due to our multi-prong sales and marketing approach, growing continuously over 2021 and in the first quarter of 2022 after the launch of the main product in 2021, including the costs of online advertising of $195,478, influencer costs of $22,459 and trade shows of $19,635. We also hired four sales & marketing staff and booked $97,472 in related stock compensation expense for the period.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of ecommerce platforms we sell our products on and invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Related party management fee

Our related party management fee was $35,000 for the three months ended June 30, 2022, as compared to $25,000 for the three months ended June 30, 2021. The increase was due to increased scope of assistances received under the agreement, corresponding to continuous scale up of Company’s operations after launch of its flagship product in the first quarter of 2021. The management fees are related to the management services agreement between us and an affiliate of our Parent.

Research and development costs

Our research and development costs increased to $52,560 for the three months ended June 30, 2022, as compared to $19,128 for the three months ended June 30, 2021. The increase was primarily attributable to the increased cost of new frame development by $33,432, as the Company continued to expand its product line after the flagship product was launched in the first quarter of 2021

Six Months Ended June 30, 2022 and 2021

	Six months ended		Six months ended		Change between the six months ended
	June 30,		June 30,		June 30,
	2022		2021		2022 and 2021
Revenues, net	$440,763	100%	$244,152	100%	$196,611	81%
Less: Cost of Goods Sold	(323,126)	73%	(202,156)	83%	(120,970)	60%
Gross profit/(loss)	117,637	27%	41,996	17%	75,641	180%

Operating Expenses:
General and administrative	(1,317,108)	299%	(298,428)	122%	(1,018,680)	341%
Sales and marketing	(976,714)	222%	(390,857)	160%	(585,857)	150%
Research & development	(88,367)	20%	(26,897)	11%	(61,470)	229%
Related party management fee	(70,000)	16%	(59,975)	25%	(10,025)	17%
Total Operating Expenses	(2,452,189)	556%	(776,157)	318%	(1,676,032)	216%

Other Income	(2,558)	1%	-	0%	(2,558)
Interest Expense	(63,261)	14%	(24,152)	10%	(39,109)	162%
Total Other (Expense)	(65,819)	15%	(24,152)	10%	(41,667)	173%

Net Loss	$(2,400,371)	545%	$(758,313)	311%	$(1,642,058)	217%

Revenue

Our revenues for the six months ended June 30, 2022, were $440,763 as compared to revenues of $244,152 during the six months ended June 30, 2021. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses and accessories. The increase in revenue was due to the launch of Lucyd Lytes, in January 2021, and subsequent scale up of sales and marketing activities leading up to more product awareness.

For the six months ended June 30, 2022, approximately 25% of sales were processed on our online store (Lucyd.co), 34% on Amazon and 41% with reseller partners. This sales channel mix impacted our revenue for the period, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the six months ended June 30, 2022, we generated $368,412 of revenue from sales of non-prescription frames and $72,351 was generated from sales of frames with prescription lenses. All of the $135,534 in sales generated on Amazon.com during the period were for non-prescription frames as we only offer prescription lenses through our website. Of the $124,740 in online sales generated through Lucyd.co, $35,508 related to frames with prescription lenses and $89,232 of glasses sold were with non-prescription lenses. Ecommerce sales are the most material portion of our sales to date.

We expect that the online portion of our sales will gradually decrease on a percentage basis, but remain an important component of our total sales as we onboard more retail stores. We pursued growth in retail store segment in the year ended 2021 and the second quarter of 2022, growing our retail store presence to over 200 stores as of June 30, 2022.

Cost of goods sold

Our total cost of goods sold increased to $323,126 for the six months ended June 30, 2022, as compared to $202,156 for the six months ended June 30, 2021. This increase mirrors the increase in underlying sales discussed above. These items included, but weren’t limited to, the cost of frames of $195,818, cost of prescription lenses incurred with our third-party vendor of $55,081and affiliate referral fees, sales commission expense, ecommerce platform fees of $69,987 for the six months period ended June 30, 2022. Out of $323,126 of our total cost of goods sold for the six months ended June 30, 2022, $63,888 related to orders with prescription lenses, while $259,238 pertained to non-prescription orders.

For the six months ended June 30, 2022, approximately 25% of sales were processed on our online store (Lucyd.co), 34% on Amazon and 41% from reseller partners. This sales channel mix impacted our cost of goods sold, as the cost of prescription lenses attributable to our Lucyd.co sales increased our cost of goods sold through Lucyd.co while not impacting cost of goods sold for sales realized through Amazon or retail store partners.

Over time, we expect third-party retail stores to become our primary sales channel as we onboard additional stores. Consequently, we expect sales of prescription lens, offered through our website to decrease as our third-party retail partners outfit our Lyte frames with more prescriptions. As a result, over time we expect prescription lens costs to gradually decrease as a percentage of our overall cost of goods sold.

We anticipate growth in both wholesale and ecommerce channel sales in 2022, we also expect corresponding growth in total cost of goods sold, primarily from additional product related costs.

Gross profit

Our gross profit increased to $117,637 for the six months ended June 30, 2022, as compared to $41,996 for the six months ended June 30, 2021. This increase was due to the difference in the price of Lucyd Lytes versus products available for sale in the second quarter of 2021, with new models introduced at higher prices after the first quarter of 2021. We expect that gross profits for the fiscal year ended 2022 to improve slightly, primarily due to economies of scale from large anticipated orders. As we expect retail stores to become our primary sales channel as we onboard new stores, we also expect our overall gross margin to approximate that of the wholesale channel, where no e-commerce platform fees, or prescription lens cost apply and volume related price discounts are included.

Operating expenses

Our operating expenses increased to $2,452,189 for the six months ended June 30, 2022, as compared to $776,157 for the six months ended June 30, 2021. This increase was primarily due to the expansion of our business following the launch of Lucyd Lyte in January 2021 and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased to $1,317,108 for the six months ended June 30, 2022, as compared to $298,428 for the six months ended June 30, 2021. This increase was primarily due to an increase of stock option awards issued between April 2021 and September 2021, resulting from increase in our staffing in 2021, from $128,821 to $638,958. Also, as a result of Company’s growth and increased used of consultants, consulting fees increased from $121,008 to $265,669.

Sales and marketing expenses

Our sales and marketing expenses increased to $976,714 for the six months ended June 30, 2022, as compared to $390,857 for the six months ended June 30, 2021. The increase was primarily due to our multi-prong sales and marketing approach, growing continuously over 2021 and in the six months of 2022 after the launch of the main product in 2021, including the costs of online advertising of $651,987, influencer costs of $37,682 and trade shows of $80,099. We also hired four sales & marketing staff and booked $194,944 in related stock compensation expense for the period.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of ecommerce platforms we sell our products on and invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Related party management fee

Our related party management fee was $70,000 for the six months ended June 30, 2022, as compared to $59,975 for the six months ended June 30, 2021. The increase was due to increased scope of assistances received under the agreement, corresponding to continuous scale up of Company’s operations after launch of its flagship product in the first quarter of 2021. The management fees are related to the management services agreement between us and an affiliate of our Parent.

Research and development costs

Our research and development costs increased to $88,367 for the six months ended June 30, 2022, as compared to $26,897 for the six months ended June 30, 2021. The increase was primarily attributable to the increased cost of new frame development as the Company continued to expand its product line after the flagship product was launched in the first quarter of 2021

Liquidity and Capital Resources

Cash Flow Data:

	Six months ended	Six months ended
	June 30,	June 30,
	2022	2021
Net cash flows from operating activities	$(1,136,112)	$(340,082)
Net cash flows from investing activities	(97,754)	(50,625)
Net cash flows from financing activities	1,189,017	489,328
Net Change in Cash	$(44,849)	$98,621

Initial Public Offering

On August 17, 2022, the Company closed on its initial public offering of 980,000 units consisting of 980,000 shares of its common stock and 1,960,000 warrants to purchase 1,960,000 shares of common stock at a combined offering price of $7.50 per unit in exchange for gross proceeds of approximately $7.35 million, before deducting underwriting discounts and offering expenses. Each share of common stock was sold together with two warrants, each warrant to purchase one share of common stock at an exercise price of $7.50 per share. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 147,000 shares of common stock and/or warrants to purchase up to an additional 294,000 shares of common stock to cover over-allotments, of which Maxim Group LLC has exercised its option to purchase additional warrants to purchase 294,000 shares of common stock.

After deducting underwriting discounts and offering expenses, net proceeds received by the Company amounted to $6,189,734. The Company intends to use substantially all of the net proceeds from the offering for advancing its sales and marketing, expanding inventory, updating and producing in-store displays, developing new styles and sizes of the Company’s smart eyewear, and for working capital and other general corporate purposes.

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business, further research and development and sales and marketing activities. We believe our existing cash and cash equivalents, proceeds from this offering, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months. We intend to use proceeds from this offering primarily on (i) sales and marketing, (ii) expanding our inventory, (iii) updating and developing our in-store displays, (iv) development of new smart eyewear styles and sizes, as well as further development and commercialization of the Vyrb app and (v) working capital and general corporate purposes.

However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, the needs of our ecommerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent COVID-19 pandemic has caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Developments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods, as well as related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically re-evaluate these accounting policies and estimates and make adjustments when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. No provisions were determined as needed at June 30, 2022 and as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company recorded an inventory prepayment in the amount of $59,409 and $64,715, respectively related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after June 30, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets relate to:

●	internally developed and licensed utility and design patents. We amortize these assets over the estimated useful life of the patents, and

●	capitalized software costs incurred due to development of the Vyrb app. We amortize these assets over the estimated useful life of the software application.

We review our intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Income Taxes

We are taxed as a C corporation. We comply with Financial Accounting Standards Board (FASB) ASC 740 for accounting for uncertainty in income taxes recognized in a company’s financial statements, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We believe that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

We have incurred taxable losses since inception but are current in its tax filing obligations. We are not presently subject to any income tax audit in any taxing jurisdiction.

Stock-Based Compensation

We account for stock-based compensation to employees and directors in accordance with FASB ASC Topic 718, which requires that compensation expense be recognized in the financial statements for stock-based awards based on the grant date fair value. For stock option awards, the Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility. The expected term of the stock options was estimated based on the simplified method as allowed by Staff Accounting Bulletin 107 (SAB 107).

The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted, using stock prices of comparably profiled public companies. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

We note that the fair value of common stock used in the option pricing model in 2020 and 2021 was determined using the most recent price paid by independent investors through Regulation Crowdfund (“REG CF”) securities offering undertaken by the Company. For a majority of the time during which stock option awards were granted by the Company in 2021 and 2020, the Company had been raising funds from investors under Regulation CF campaigns, with a significant number of transactions from both accredited and non-accredited investors. Specifically, (i) from June 2020 to April 2021, the Company was conducting a REG CF offering of its shares of common stock at a price of $1 per share and the Company utilized this $1 per share price to issue and value its stock-based awards during such period and (ii) from May 2021 to September 2021, the Company was conducting a second REG CF offering of it shares of common stock at a price of $3.56 per share and the Company utilized this $3.56 per share price to issue and value its stock-based awards during such period.

The pre-money valuation determining price per share was agreed upon each time with the crowdfund platform, who has great deal of experience in setting the proper pre-money valuations for companies that list on their platforms. The determination was made using Company’s business progress.

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors and on our own website Lucyd.co and on Amazon.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of sales taxes collected from customers on behalf of taxing authorities, returns and discounts.

For sales generated through our e-commerce channels, we identify the contract with a customer upon online purchase of our eyewear and transaction price at the manufacturer suggested retail price (“MSRP”) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels. Our e-commerce revenue is recognized upon meeting of the performance obligation when the eyewear is shipped to end customers. Only U.S. consumers enjoy free USPS first class postage, with faster delivery options available for extra cost, for sales processed through our website and on Amazon. For Amazon sales, shipping is free for U.S consumers while international customers pay shipping charges on top of MSRP. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers and are recorded as a component of cost of goods sold as incurred. The Company charges applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which the company sells products.

For sales to our retail store partners, we identify the contract with a customer upon receipt of an order of our eyewear through our Shopify wholesale portal or direct purchase order. Our revenue is recognized upon meeting the performance obligation which is delivery of our eyewear products to the retail store and also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to the retail store partners includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale retail orders, no e-commerce fees are applicable.

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. Our revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale distributor orders, no e-commerce fees are applicable.

The Company’s sales to both retail partners and through our e-commerce channels do not contain any variable consideration.

We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason within the first:

●	7 days for sales made through our website (Lucyd.co)

●	30 days for sales made through Amazon

●	30 days for sales to wholesale retailers and distributors

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we reviewed all individual returns received in July and August 2022 pertaining to orders processed prior to June 30, 2022. As a result, the Company determined that an allowance for sales returns was necessary. The Company recorded $22,266 in allowance for sales returns as of December 31, 2021 and $12,604 as of June 30, 2022.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of goods sold at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

The Company presents earnings and loss per share data by calculating the quotient of earnings/(loss) and loss divided by the number of common shares outstanding (common shares as of June 30, 2022 and December 31, 2021) as required by ASC 260-10-50. As of June 30, 2022 and December 31, 2021, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Registration Statement on Form S-1, which was declared effective by the SEC on August 12, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2022, we consummated our initial public offering of 980,000 units at a price to the public of $7.50 per unit, each unit consisting of one share of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) and two warrants (the “Warrants”), with each Warrant exercisable to acquire one share of common stock, pursuant to that certain underwriting agreement, dated as of August 14, 2022 (the “Underwriting Agreement”), between the Company and Maxim Group LLC, as representative (the “Representative”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 147,000 additional shares of Common Stock, and/or up to 294,000 additional Warrants, to cover over-allotments in connection with the offering, which the Representative partially exercised to purchase 294,000 Warrants.

The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261616). The SEC declared the registration statement effective on August 12, 2022.

Of the gross proceeds received from the initial public offering, we received approximately $6.1 million and we paid a total of approximately $514,500 in underwriting discounts and commissions and $650,000 for other costs and expenses related to the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer of Innovative Eyewear, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Innovative Eyewear, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Innovative Eyewear, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer of Innovative Eyewear, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Eyewear, Inc.
(Registrant)

Date: September 26, 2022	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: September 26, 2022	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)