Form 10-Q
period 2022-09-30
Innovative Eyewear Inc
filed 2022-11-10
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2022, there were 7,307,157 shares of the Company’s common stock issued and outstanding.

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

Innovative Eyewear, Inc.

i

Unless specifically set forth to the contrary, when used in this report the terms “Innovative Eyewear,” “Lucyd,” the “Company,” “we,” “our,” “us,” and similar terms refer to Innovative Eyewear, Inc. The information which appears on our website lucyd.co is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

September 30, 2022 (Unaudited) and December 31, 2021

	2022	2021
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$4,976,224	$79,727
Accounts receivable	187,592	43,394
Prepaid expenses	316,183	68,381
Deferred offering costs	-	111,149
Inventory prepayment	197,750	64,715
Inventory	422,900	275,501
Other current assets	1,460	1,460
Total Current Assets	6,102,109	644,327

Non-Current Assets
Patent costs, net	120,188	87,306
Capitalized software costs	97,323	72,400
Property and equipment, net	98,281	20,284
TOTAL ASSETS	$6,417,901	$824,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$485,911	$167,050
Due to Parent and Affiliates	198,932	160,722
Related party convertible debt	166,206	289,029
Total Current Liabilities	851,049	616,801

TOTAL LIABILITIES	851,049	616,801

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 7,307,157 and 6,060,187 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	73	60
Additional paid-in capital	14,000,167	4,842,836
Stock subscription receivable	(4,542)	(11,226)
Accumulated deficit	(8,428,846)	(4,624,154)
TOTAL STOCKHOLDERS’ EQUITY	5,566,852	207,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,417,901	$824,317

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$151,957	$171,033	$592,720	$415,185
Less: Cost of Goods Sold	(129,092)	(130,223)	(452,218)	(332,378)
Gross Profit	22,865	40,810	140,502	82,807

Operating Expenses:
General and administrative	(479,983)	(584,927)	(1,797,091)	(883,356)
Sales and marketing	(568,901)	(512,937)	(1,545,615)	(903,795)
Research & development	(304,691)	(9,224)	(393,058)	(36,121)
Related party management fee	(35,000)	(25,000)	(105,000)	(84,975)
Total Operating Expenses	(1,388,575)	(1,132,088)	(3,840,764)	(1,908,247)

Other Expense	(735)	-	(3,293)	-
Interest Expense	(37,876)	(9,502)	(101,137)	(33,654)
Total Other Expenses	(38,611)	(9,502)	(104,430)	(33,654)

Net Loss	$(1,404,321)	$(1,100,780)	$(3,804,692)	$(1,859,094)

Weighted average number of shares outstanding	6,673,020	5,673,070	6,266,709	5,033,823
Earnings per share, basic and diluted	$(0.21)	$(0.19)	$(0.61)	$(0.37)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2022	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

Net Loss	-	-	-	-	(1,206,559)	(1,206,559)
Stock based compensation	-	-	416,951	-	-	416,951
Balances, March 2022	6,060,187	$60	$5,259,787	$(11,226)	$(5,830,713)	$(582,092)

Net loss	-	-	-	-	(1,193,812)	(1,193,812)
Stock based compensation	-	-	416,951	-	-	416,951
Collection of stock subscription receivable	-	-	-	6,684	-	6,684
Balances, June 30, 2022	6,060,187	$60	$5,676,738	$(4,542)	$(7,024,525)	$(1,352,269)

Shares issued for convertible note exercise	266,970	3	2,002,277	-	-	2,002,280
Initial public offering (see Note 10)	980,000	10	6,015,908	-	-	6,015,918
Net loss	-	-	-	-	(1,404,321)	(1,404,321)
Stock based compensation	-	-	305,244	-	-	305,244
Balances, September 30, 2022	7,307,157	$73	$14,000,167	$(4,542)	$(8,428,846)	$5,566,852

Balances, January 1, 2021	4,131,469	$41	$845,417	$(20,647)	$(1,379,648)	$(554,837)

Issuance of shares net of offering costs of $217,958	542,863	5	307,126	(29,248)	-	277,883
Net loss	-	-	-	-	(221,713)	(221,713)
Stock based compensation	-	-	38,065	-	-	38,065
Balances, March 2021	4,674,332	$46	$1,190,608	$(49,895)	$(1,601,361)	$(460,602)

Shares issued for convertible note exercise	778,500	8	778,492	-	-	778,500
Issuance of shares, net of offering costs of $28,230	167,385	2	130,340	(8,861)	-	121,481
Stock based compensation	-	-	160,934	-	-	160,934
Collection of stock subscription receivable	-	-	-	40,765	-	40,765
Net loss	-	-	-	-	(536,600)	(536,600)
Balances, June 30, 2021	5,620,217	$56	$2,260,374	$(17,991)	$(2,137,961)	$104,478

Shares issued for convertible note exercise	140,449	1	500,001	-	-	500,002
Issuance of shares, net of offering costs of $93,341	41,011	1	38,691	(7,295)	-	31,397
Stock based compensation	-	-	495,775	-	-	495,775
Net loss	-	-	-	-	(1,100,781)	(1,100,781)
Balances, September 30, 2021	5,801,677	$58	$3,294,841	$(25,286)	$(3,238,742)	$30,871

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2022 and 2021

	2022	2021
Operating Activities
Net Loss	$(3,804,692)	$(1,859,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,060	6,218
Depreciation	12,566	-
Non cash interest expense	37,876	38,621
Stock based compensation expense	1,139,145	694,774
Expenses paid by parent and affiliates	828,155	631,765
Changes in operating assets and liabilities:
Accounts receivable	(144,198)	(27,069)
Accounts payable and accrued expenses	345,497	25,707
Prepaid expenses	(247,802)	(26,000)
Inventory	(280,434)	(243,253)
Other current assets	-	(20,065)
Deferred revenue	-	17,950
Deferred offering costs	111,149	(50,000)
Net cash flows from operating activities	(1,995,678)	(810,446)

Investing Activities
Patent costs	(39,942)	(13,584)
Purchases of property and equipment	(90,563)	(10,662)
Capitalized software expenditures	(24,923)	(63,000)
Net cash flows from investing activities	(155,428)	(87,246)

Financing Activities
Proceeds from issuance of shares, net of offering expenses	6,015,919	430,761
Collection of stock subscription receivable	6,684	40,765
Proceeds from related party convertible debt	1,475,000	521,000
Repayment of related party convertible debt	(450,000)	(52,801)
Repayments of amounts Due to Parent and Affiliates	-	(4,000)
Net cash flows from financing activities	7,047,603	935,725

Net Change In Cash	4,896,497	38,033

Cash at Beginning of Period	$79,727	$27,023
Cash at End of Period	$4,976,224	$65,056

Significant Non-Cash Transaction
Expenses paid for by Parent reported as increase in Due to Parent and Affiliates and related party convertible debt	828,155	631,765
Shares issued from conversion of related party convertible debt	2,002,280	1,278,502

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2022 and 2021 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd. (the “Parent” or “Lucyd”), a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, the “Parent and Affiliates”), which currently owns approximately 71% of our issued and outstanding shares of common stock. Innovative Eyewear licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2021 (which has been derived from audited financial statements) and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic (“COVID-19”) and COVID-19 control responses.

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms, primarily requiring payment before product is shipped. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. The Company, by policy, routinely assesses the financial strength of its customers. To comply with industry standards, we offer “net 30” payments on wholesale orders of $1,500 or more. For wholesale orders, to acquire an order on net 30 terms, the customer is provided a credit check application as well as a credit card authorization form. The authorization form explicitly states when and for much we will bill the customer via credit card. As a result, the Company believes that its accounts receivable credit risk exposure is limited, and it has not experienced any significant write-downs in its accounts receivable balances. As of September 30, 2022, and December 31, 2021, the Company had no allowance for bad debt.

Capitalized Software

The Company incurred software development costs related to development of the Vyrb app. The Company capitalized these costs in accordance with ASC 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed,” considering it is the Company’s intention to market and sell the software externally. Planning, designing, coding, and testing occurred necessary to meet Vyrb’s design specifications. As such, all coding, development, and testing costs incurred subsequent to establishing technical feasibility were capitalized. We have launched a beta version of the Vyrb application in December 2021 that demonstrates the functionality of the software. We expect an estimated useful life of five years for this product.

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of September 30, 2022 and as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company recorded an inventory prepayment in the amount of $197,750 and $64,715, respectively, related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after September 30, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets relate to patent costs received in conjunction with the initial capitalization of the Company and internally developed utility and design patents. The Company amortizes these assets over the estimated useful life of the patents.

The Company reviews its intangibles assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives or lease terms if shorter. Depreciation expense for the three and nine months ended September 30, 2022, was $4,667 and $12,566, respectively, as compared to $0 for the same periods in 2021. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred.

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

The Company assesses the realizability of its net deferred tax assets. If, after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized, the Company will reduce the net deferred tax assets by a valuation allowance. The realization of net deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of net operating loss carryforwards.

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

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and also assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of sales taxes collected from customers on behalf of taxing authorities, returns, and discounts.

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

For sales to our retail store partners, we identify the contract with a customer upon receipt of an order of our eyewear through our Shopify wholesale portal or direct purchase order. Our revenue is recognized upon meeting the performance obligation, which is delivery of the Company’s eyewear products to the retail store and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to the retail store partners includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale retail orders, no e-commerce fees are applicable.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we reviewed all individual returns received in October 2022 pertaining to orders processed prior to September 30, 2022. As a result, the Company determined that an allowance for sales returns was necessary. The Company recorded $22,266 in allowance for sales returns as of December 31, 2021 and $12,604 as of September 30, 2022.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company has a limited operating history. The Company’s business and operations are sensitive to general business and economic conditions in the United States. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn, or otherwise, changes in regulations or restrictions in imports, competition, or changes in consumer taste including the economic impacts from the COVID-19 pandemic. These adverse conditions could affect the Company’s financial condition and the results of its operations.

The Company meets its day to day working capital requirements through monies raised through sales of eyewear and issuances of equity, including past crowdfunding transactions, and more recently an initial public offering completed on August 2022. The Company also has issued a convertible note held by its parent company. The Company’s forecasts and projections indicate that the Company expects to have sufficient cash reserves and future income to operate within the level of its current facilities. The Company anticipates that its available liquidity will be sufficient to fund operations through at least the end of 2023.

NOTE 4 – INCOME TAX PROVISION

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the nine months ended September 30, 2022, was 0%, compared to the effective tax rate of 0% for the nine months ended September 30, 2021. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

NOTE 5 – INTANGIBLE ASSETS

	September 30,	December 31,
Finite-lived intangible assets	2022	2021
Patent Costs	$135,421	$95,480
Intangible assets, gross	135,421	95,480

Less: Accumulated amortization	(15,233)	(8,174)
Intangible assets, net	$120,188	$87,306

Amortization expense totaled $2,879 and $7,060 for the three and nine months ended September 30, 2022, as compared to $2,735 and $6,218 for the same periods in 2021. Future amortization is expected to approximate $11,500 per year.

NOTE 6 – RELATED PARTY ADVANCES AND OTHER INTERCOMPANY AGREEMENTS

Convertible Note and Due to Parent and Affiliates

During the nine months ended September 30, 2022 and during 2021, the Company had the availability of, but not the contractual right to, intercompany financing from the Parent and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below).

The convertible notes balances were $166,206 and $289,029 at September 30, 2022 and December 31, 2021, respectively. The change in the outstanding balances was mainly due to working capital contributions from the Parent, offset by the partial conversion of the balance into equity. On August 15, 2022, in connection with the Company’s initial public offering (see Note 10), Lucyd Ltd. converted $2,002,280 of the $2,256,214 then outstanding on its convertible promissory note from the Company into 266,970 shares of our common stock, at an applicable conversion price of $7.50 per share.

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

The related party provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement;

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter

During the three and nine months ended September 30, 2022, the Company incurred $35,000 and $105,000, respectively, under its agreement with Tekcapital Europe Ltd.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not currently involved in or aware of threats of any litigation.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are shared with the parent of our majority stockholder, Tekcapital, and the Company is allocated 70% of the monthly rental costs, which is paid by the Parent and recorded as an increase in Due to Parent. We consider our current office space adequate for our current operations.

Commitments

See related party management services agreement discussed in Note 6.

In July 2022, the Company entered into a license agreement which grants the Company the right to sell certain branded smart eyewear. The license agreement requires the Company to pay royalties based on a percentage of net retail and wholesale sales, as defined. The license agreement has a base term of 10 years but is cancellable at the option of the Company during the fifth year. The license agreement requires guaranteed minimum royalty payments totaling approximately $1 million over the next five years, of which less than $25,000 is due during the 2023 calendar year.

NOTE 8 – STOCK BASED COMPENSATION

No option awards were granted during the nine months ended September 30, 2022.

Details of the number of share options and the weighted average exercise price outstanding as of and during the nine months ended September 30, 2022 and are as follows:

	Av. Exercise price per share	Options
	$	(Number)
As at January 1, 2022	2.61	2,332,500
Granted	-	-
Exercised	-	-
Forfeited	-	-
As at September 30, 2022	2.61	2,332,500
Exercisable as at September 30, 2022	2.48	911,500

As of September 30, 2022, unrecognized stock option expense of $1,744,675 remains to be recognized over next 1.64 years.

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period as required by ASC 260-10-50. As of September 30, 2022 and December 31, 2021, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

Calculation of net earnings per common share — basic and diluted:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	(3,804,692)	(1,859,094)
Weighted-average number of common shares	6,266,709	5,033,823
Basic and diluted net income (loss) per common share	$(0.61)	$(0.37)

NOTE 10 – INITIAL PUBLIC OFFERING

On August 17, 2022, the Company closed on its initial public offering of 980,000 units consisting of 980,000 shares of its common stock and 1,960,000 warrants to purchase 1,960,000 shares of common stock at a combined offering price of $7.50 per unit in exchange for gross proceeds of approximately $7.35 million, before deducting underwriting discounts and offering expenses. Each share of common stock was sold together with two warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $7.50 per share. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 147,000 shares of common stock and/or warrants to purchase up to an additional 294,000 shares of common stock to cover over-allotments, of which the underwriter exercised its option to purchase additional warrants to purchase 294,000 shares of common stock concurrently with the closing.

The shares of common stock and warrants began trading on The Nasdaq Capital Market on August 15, 2022, under the symbols “LUCY” and “LUCYW,” respectively.

Also, pursuant to the terms of the underwriting agreement for the offering, the Company issued the underwriter certain other warrants to purchase up to 58,800 shares of the Company’s common stock at an exercise price of $8.228 per share.

The net proceeds received by the Company at closing amounted to $6,189,734. This amount was partially offset by $173,816 of previously deferred offering costs, resulting in a net increase to stockholders’ equity of $6,015,918, of which $10 was recorded as an increase in common stock and $6,015,908 was recorded as an increase to additional paid-in capital. The Company intends to use substantially all of the net proceeds from the offering for advancing its sales and marketing, expanding inventory, updating and producing in-store displays, developing new styles and sizes of the Company’s smart eyewear, and for working capital and other general corporate purposes.

NOTE 11 – SUBSEQUENT EVENTS

On November 15, 2022, the exercise price of the Warrants will adjust to be equal to the greater of $3.75 per share and 100% of the volume weighted average price per share of common stock on November 14, 2022, provided that such value is less than $7.50 per share.

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

After the full launch of Lucyd Lyte in January 2021, we had strong interest and demand from customers in the U.S. and have since sold thousands of our smart eyewear products. In order to meet the growing demand for our products, and in an effort to expand our reach, we have engaged over 150 unique wholesale accounts. All of our products are designed in Miami, manufactured in Asia, and currently sold through two major sales channels:

(1)	e-commerce, primarily via our website (Lucyd.co) and marketplaces such as Amazon, Bestbuy.com, and DicksSportingGoods.com.

(2)	a growing network of independent eyewear stores.

We apply a manufacturer suggested retail price (“MSRP”) of $149 (for our standard frames) to $179 (for our titanium frames) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels, with our wholesale pricing offering volume discounts to these prices. Please refer to discussion in the Components of Results of Operations section below for more details regarding our pricing structure.

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

In July 2022, the Company entered into a license agreement which grants the Company the right to sell certain branded smart eyewear. The license agreement requires the Company to pay royalties based on a percentage of net retail and wholesale sales, as defined. The license agreement has a base term of 10 years but is cancellable at the option of the Company during the fifth year. The license agreement requires guaranteed minimum royalty payments totaling approximately $1 million over the next five years, of which less than $25,000 is due during the 2023 calendar year.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 virus a “pandemic.” This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees, by following the CDC guidelines. Specifically, we set up a system that enabled our employees to work remotely when it was beneficial for them or when they felt ill. Additionally, precautionary measures that have been adopted may negatively affect our ability to sell our products. This includes, for example, reducing the marketplace traction at trade shows, and retail store traffic for our re-sellers, and the fulfilment of customer orders with customized lenses, shipping delays and other operations of our suppliers and fulfilment partners. Additionally, our product is manufactured in China and shipped from China on a regular basis. We have not experienced substantial delays in manufacturing or shipping due to COVID-19; however, we are exposed to such risk in the future as a potential impact of COVID-19. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease consumer spending and adversely affect demand for our products. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Key Factors Affecting Performance

Expansion of retail points of purchase

Our future depends in large part on our ability to place Lucyd Lyte in optical stores as well as sporting goods stores and other specialty stores. To address this, we assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and re-ordering incentives program. We currently have 16 different styles available and plans to continuously increase this number over time.

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

Investing in business growth

We believe that people care about what they wear on their faces, and because we understand that customers have diverse preferences about the shape, size, and design of their eyewear, we aim to continuously invest in the design and development of new models in an effort to provide the consumer with a wide selection of styles, colors, and finishes.

We also intend to invest in co-op marketing with retail stores and expand our sales and marketing team (including influencers) to broaden our brand awareness and online presence. We will also increase our general and administrative expenses in the foreseeable future to cover the additional costs for finance, compliance, supply chain, quality assurance, and investor relations as we grow as a public company.

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have over 250 retail stores selling Lucyd Lyte primarily in the United States and Canada.

Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations for the remainder of 2022 and 2023.

Re-order ratio (B2B)

Many of the retail stores that placed initial stocking orders, either directly or through our wholesale distributors, have also placed follow-on orders in the few short months since launching our wholesale business in June 2021. As of September 30, 2022, 27.7% of stores have re-ordered our product. We expect this number to gradually increase as we roll out our co-op marketing program and introduce more of our virtual try-on kiosks into retail stores, to facilitate customer education and product sell-through.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of September 30, 2022, we received a total of over 10,435 orders from customers online. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Net Revenue

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, and on our own website Lucyd.co and on Amazon.

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

Our prescription lens prices range from $35 for a basic clear single vision lens, up to $415 for a Transitions® progressive signature colorized lens, which is charged in addition to the MSRP. Glasses with prescription lenses are only available through our website Lucyd.co, while our sales through Amazon and to our retail partners only include non-prescription glasses.

Cost of Goods Sold

Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products.

For retail sales placed on one of our e-commerce channels, these costs include (i) product costs held at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, (iii) optical laboratory costs for RX glasses, (iv) merchant fees, (v) fees paid to third-party e-commerce platforms, and (vi) cost of shipping the product to the consumer.

For wholesale sales these costs include (i) product costs stated at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, and (iii) credit card fees.

When consumers place their orders directly on our online store, our cost of goods sold on a per-unit basis is approximately 8% lower than when consumers place their orders directly from third-party platforms.

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

We anticipate our cost of goods sold, on a per unit basis, will decrease with scale, and this will likely have a positive impact on our gross margins.

Operating Expenses

Our operating expenses consist primarily of:

●	general & administrative expenses that include primarily consulting and payroll expenses, IT & software, legal, stock compensation expense, postage and non-customer product shipping, and other administrative expense;

●	sales and marketing expenses including cost of online and TV advertising, marketing agency fees, influencers, trade shows, and other initiatives;

●	related party management fees for a range of back-office services provided by Lucyd Ltd.;

●	research and development expenses related to (i) development of new styles and features of our smart eyewear, (ii) development and improvement of our e-commerce website, and (iii) development of our Vyrb social media app for wearables.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022		Three months ended September 30, 2021		Change between the three months ended September 30, 2022 and 2021
Revenues, net	$151,957	100%	$171,033	100%	$(19,076)	-11%
Less: Cost of Goods Sold	(129,092)	85%	(130,223)	76%	1,131	-1%
Gross profit/(loss)	22,865	15%	40,810	24%	(17,945)	-44%

Operating Expenses:
General and administrative	(479,983)	316%	(584,927)	342%	104,944	-18%
Sales and marketing	(568,901)	374%	(512,937)	300%	(55,964)	11%
Research & development	(304,691)	201%	(9,224)	5%	(295,467)	3203%
Related party management fee	(35,000)	23%	(25,000)	15%	(10,000)	40%
Total Operating Expenses	(1,388,575)	914%	(1,132,088)	662%	(256,487)	23%

Other Income	(735)		-		(735)
Interest Expense	(37,876)	25%	(9,502)	6%	(28,374)	299%
Total Other (Expense)	(38,611)	25%	(9,502)	6%	(29,109)	306%

Net Loss	$(1,404,321)	924%	$(1,100,780)	644%	$(303,541)	28%

Revenue

Our revenues for the three months ended September 30, 2022, were $151,957 as compared to revenues of $171,033 during the three months ended September 30, 2021. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses, and accessories. The decrease in revenue was due to several factors, including the Company focusing more efforts on product line improvements, licensing deals and team expansion during the period, increases in digital advertising costs, and changes in consumer spending habits due to an uncertain economic climate.

For the three months ended September 30, 2022, approximately 48.9% of sales were processed on our online store (Lucyd.co), 26.1% on Amazon and 25% with reseller partners. This sales channel mix impacted our revenue for the period, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the three months ended September 30, 2022, we generated $91,661 of revenue from sales of non-prescription frames and accessories and $22,706 was generated from sales of frames with prescription lenses. All of the $ 33,432 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $80,934 in online sales generated through Lucyd.co, $22,706 related to frames with prescription lenses and $58,228 of glasses sold were with non-prescription lenses. E-commerce sales are the most material portion of our sales to date.

We expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We pursued growth in retail store segment in the year ended 2021 and since the beginning of 2022, growing our retail store presence to over 200 stores as of September 30, 2022.

Cost of goods sold

Our total cost of goods sold decreased to $129,092 for the three months ended September 30, 2022, as compared to $130,222 for the three months ended September 30, 2021. The decrease being mainly attributable to a lower cost in frames. These items included, but were not limited to, the cost of frames of $89,768, cost of prescription lenses incurred with our third-party vendor of $15,482, and affiliate referral fees, sales commission expense, and e-commerce platform fees of $23,719 for the three months period ended September 30, 2022. Out of $129,092 of our total cost of goods sold for the three months ended September 30, 2022, $15,482 related to orders with prescription lenses, while $113,610 pertained to non-prescription orders.

Over time, we expect third-party retail stores to become our primary sales channel as we on-board additional stores. Consequently, we expect sales of prescription lens, offered through our website, to decrease as our third-party retail partners outfit our Lyte frames with more prescriptions. As a result, over time we expect prescription lens costs to gradually decrease as a percentage of our overall cost of goods sold.

We anticipate growth in both wholesale and e-commerce channel sales in the remainder of 2022 and in 2023, and we also expect corresponding growth in total cost of goods sold, primarily from additional product-related costs.

Gross profit

Our gross profit was $22,865 for the three months ended September 30, 2022, as compared to $40,810 for the three months ended September 30, 2021. This decrease was primarily due to a large number of products provided at promotional pricing to consumers and retailers to encourage market share growth, as well as increased shipping costs compared to previous years. We expect gross profit for the fiscal year ending December 31, 2022, to improve slightly, primarily due to economies of scale from large, anticipated orders. As we expect retail stores to become our primary sales channel as we onboard new stores, we also expect our overall gross margin to approximate that of the wholesale channel, where no e-commerce platform fees or prescription lens cost apply, and volume-related price discounts are included.

Operating expenses

Our operating expenses increased to $1,388,575 for the three months ended September 30, 2022, as compared to $1,132,090 for the three months ended September 30, 2021. This increase was primarily due to the expansion of our business following the launch of Lucyd Lyte in January 2021 and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses decreased to $479,983 for the three months ended September 30, 2022, as compared to $584,927 for the three months ended September 30, 2021. This decrease was primarily due to a reclass of stock-based compensation in the amount of $209,849 to research and development expenses. We also spent $56,000 on public & investor relations.

Sales and marketing expenses

Our sales and marketing expenses increased to $568,901 for the three months ended September 30, 2022, as compared to $512,938 for the three months ended September 30, 2021. The increase was primarily due to our multi-prong sales and marketing approach, growing continuously over 2021 and in the first quarter of 2022 after the launch of the main product in 2021, including the costs of online advertising of $217,108, influencer costs of $22,431 and trade shows of $48,680. We also hired four sales & marketing staff and booked $87,009 in related stock compensation expense for the period.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of e-commerce platforms we sell our products on and invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Related party management fee

Our related party management fee was $35,000 for the three months ended September 30, 2022, as compared to $25,000 for the three months ended September 30, 2021. The increase was due to increased scope of assistances received under the agreement, corresponding to continuous scale-up of Company’s operations after launch of its flagship product in the first quarter of 2021. The management fees are related to the management services agreement between us and an affiliate of our Parent.

Research and development costs

Our research and development costs increased to $304,691 for the three months ended September 30, 2022, as compared to $9,224 for the three months ended September 30, 2021. This increase was primarily due to a reclass of stock-based compensation in the amount of $209,849 from general and administrative expenses. Also, the increased cost of new frame development by $81,485, as the Company continued to expand its product line after the flagship product was launched in the first quarter of 2021.

Nine Months Ended September 30, 2022 and 2021

	Nine months ended September 30, 2022		Nine months ended September 30, 2021		Change between the six months ended September 30, 2022 and 2021
Revenues, net	$592,720	100%	$415,185	100%	$177,535	43%
Less: Cost of Goods Sold	(452,218)	76%	(332,378)	80%	(119,840)	29%
Gross profit/(loss)	140,502	24%	82,807	20%	57,695	14%

Operating Expenses:
General and administrative	(1,797,091)	303%	(883,356)	213%	(913,735)	220%
Sales and marketing	(1,545,615)	261%	(903,795)	218%	(641,820)	155%
Research & development	(393,058)	66%	(36,121)	9%	(356,937)	86%
Related party management fee	(105,000)	18%	(84,975)	20%	(20,025)	5%
Total Operating Expenses	(3,840,764)	648%	(1,908,247)	460%	(1,932,517)	465%

Other Income	(3,293)	1%	-		(3,293)	1%
Interest Expense	(101,137)	17%	(33,654)	8%	(67,483)	16%
Total Other (Expense)	(104,430)	18%	(33,654)	8%	(70,776)	17%

Net Loss	$(3,804,692)	642%	$(1,859,094)	448%	$(1,945,598)	469%

Revenue

Our revenues for the nine months ended September 30, 2022, were $592,720 as compared to revenues of $415,185 during the nine months ended September 30, 2021. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses, and accessories. The increase in revenue was due to the launch of Lucyd Lytes in January 2021, and subsequent scale-up of sales and marketing activities leading up to more product awareness.

For the nine months ended September 30, 2022, approximately 33.6% of sales were processed on our online store (Lucyd.co), 29.6% on Amazon, and 36.8% with reseller partners. This sales channel mix impacted our revenue for the period, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the nine months ended September 30, 2022, we generated $460,073 of revenue from sales of non-prescription frames and accessories and $95,057 was generated from sales of frames with prescription lenses. All of the $175,269.2 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $197,437 in online sales generated through Lucyd.co, $95,058 related to frames with prescription lenses and $102,380 of glasses sold were with non-prescription lenses. E-commerce sales are the most material portion of our sales to date.

We expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We pursued growth in retail store segment in the year ended 2021 and during 2022, growing our retail store presence to over 200 stores as of September 30, 2022.

Cost of goods sold

Our total cost of goods sold increased to $452,218 for the nine months ended September 30, 2022, as compared to $332,378 for the nine months ended September 30, 2021. This increase mirrors the increase in underlying sales discussed above. These items included, but were not limited to, the cost of frames of $285,586, cost of prescription lenses incurred with our third-party vendor of $70,563, and affiliate referral fees, sales commission expense, and e-commerce platform fees of $93,706 for the nine months ended September 30, 2022. Out of $452,218 of our total cost of goods sold for the nine months ended September 30, 2022, $79,370 related to orders with prescription lenses, while $372,848 pertained to non-prescription orders.

For the nine months ended September 30, 2022, approximately 33.6% of sales were processed on our online store (Lucyd.co), 29.6% on Amazon, and 36.8% from reseller partners. This sales channel mix impacted our cost of goods sold, as the cost of prescription lenses attributable to our Lucyd.co sales increased our cost of goods sold through Lucyd.co while not impacting cost of goods sold for sales realized through Amazon or retail store partners.

Over time, we expect third-party retail stores to become our primary sales channel as we onboard additional stores. Consequently, we expect sales of prescription lens, offered through our website to decrease, as our third-party retail partners outfit our Lyte frames with more prescriptions. As a result, over time we expect prescription lens costs to gradually decrease as a percentage of our overall cost of goods sold.

We anticipate growth in both wholesale and e-commerce channel sales in the remainder of 2022 and in 2023, and we also expect corresponding growth in total cost of goods sold, primarily from additional product related costs.

Gross profit

Our gross profit increased to $140,502 for the nine months ended September 30, 2022, as compared to $82,807 for the nine months ended September 30, 2021. This increase was due to the difference in the price of Lucyd Lytes versus products available for sale in the third quarter of 2021, with new models introduced at higher prices after the first quarter of 2021. We expect gross profit for the fiscal year ending December 31, 2022, to improve slightly, primarily due to economies of scale from large, anticipated orders. As we expect retail stores to become our primary sales channel as we on board new stores, we also expect our overall gross margin to approximate that of the wholesale channel, where no e-commerce platform fees or prescription lens cost apply, and volume-related price discounts are included.

Operating expenses

Our operating expenses increased to $3,840,764 for the nine months ended September 30, 2022, as compared to $1,908,247 for the nine months ended September 30, 2021. This increase was primarily due to the expansion of our business following the launch of Lucyd Lyte in January 2021 and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased to $1,797,091 for the nine months ended September 30, 2022, as compared to $883,356 for the nine months ended September 30, 2021. This increase was primarily due to an increase of stock option awards issued in 2021, resulting from increase in our staffing of $234,522. Also, as a result of Company’s growth and increased used of consultants, consulting fees increased from $209,330 to $345,560. Further, there has been an increase Audit & Accountancy fees from $68,696 to $126,001 and we spent $56,000 on public & investor relations.

Sales and marketing expenses

Our sales and marketing expenses increased to $1,545,615 for the nine months ended September 30, 2022, as compared to $903,795 for the nine months ended September 30, 2021. The increase was primarily due to our multi-prong sales and marketing approach, growing continuously over 2021 and in the nine months of 2022 after the launch of our main product in 2021, including the costs of online advertising of $1,019,916, influencer costs of $60,113 and trade shows of $128,779. We also hired four sales & marketing staff and booked $281,953 in related stock compensation expense for the period.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of e-commerce platforms we sell our products on, invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Related party management fee

Our related party management fee was $105,000 for the nine months ended September 30, 2022, as compared to $84,975 for the nine months ended September 30, 2021. The increase was due to increased scope of assistances received under the agreement, corresponding to continuous scale-up of Company’s operations after launch of its flagship product in the first quarter of 2021. The management fees are related to the management services agreement between us and an affiliate of our Parent.

Research and development costs

Our research and development costs increased to $393,058 for the nine months ended September 30, 2022, as compared to $36,121 for the nine months ended September 30, 2021. The increase was primarily due to a reclass of stock-based compensation in the amount of $209,849 from general and administrative expenses in addition to the increased cost of new frame development as the Company continued to expand its product line after the flagship product was launched in the first quarter of 2021.

Liquidity and Capital Resources

Cash Flow Data:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2022	2021
Net cash flows from operating activities	$(1,995,678)	$(810,446)
Net cash flows from investing activities	(155,428)	(87,246)
Net cash flows from financing activities	7,047,603	935,725
Net Change in Cash	$4,896,497	$38,033

Initial Public Offering

On August 17, 2022, the Company closed on its initial public offering of 980,000 units, consisting of 980,000 shares of its common stock and 1,960,000 warrants to purchase 1,960,000 shares of common stock, at a combined offering price of $7.50 per unit in exchange for gross proceeds of approximately $7.35 million, before deducting underwriting discounts and offering expenses. Each share of common stock was sold together with two warrants, each warrant to purchase one share of common stock at an exercise price of $7.50 per share. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 147,000 shares of common stock and/or warrants to purchase up to an additional 294,000 shares of common stock to cover over-allotments, of which the underwriter exercised its option to purchase additional warrants to purchase 294,000 shares of common stock.

After deducting underwriting discounts and offering expenses, net proceeds received by the Company amounted to $6,189,734. We intend to use proceeds from this offering primarily on (i) sales and marketing, (ii) expanding our inventory, (iii) updating and developing our in-store displays, (iv) developing new smart eyewear styles and sizes, as well as further development and commercialization of the Vyrb app, and (v) working capital and other general corporate purposes.

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents, proceeds from the aforementioned offering, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.

However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. The recent COVID-19 pandemic along with other geopolitical and macroeconomic factors has caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed at September 30, 2022 and as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company recorded an inventory prepayment in the amount of $197,750 and $64,715, respectively, related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after September 30, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets relate to:

●	Internally-developed and licensed utility and design patents. We amortize these assets over the estimated useful life of the patents.

●	Capitalized software costs incurred due to development of the Vyrb app. We amortize these assets over the estimated useful life of the software application.

We review our intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Income Taxes

We are taxed as a C corporation. We comply with Financial Accounting Standards Board (FASB) ASC 740 for accounting for uncertainty in income taxes recognized in a company’s financial statements, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We believe that our income tax positions would be sustained on audit and do not anticipate any adjustments that would result in a material change to the Company’s financial position.

We have incurred taxable losses since inception but are current in our tax filing obligations. We are not presently subject to any income tax audit in any taxing jurisdiction.

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

The fair value of common stock used in the option pricing model in 2020 and 2021 was determined using the most recent price paid by independent investors through Regulation Crowdfund (“REG CF”) securities offerings undertaken by the Company. For a majority of the time during which stock option awards were granted by the Company in 2021 and 2020, the Company had been raising funds from investors under Regulation CF campaigns, with a significant number of transactions from both accredited and non-accredited investors. Specifically, (i) from June 2020 to April 2021, the Company was conducting a REG CF offering of its shares of common stock at a price of $1 per share, and the Company utilized this $1 per share price to issue and value its stock-based awards during such period, and (ii) from May 2021 to September 2021, the Company was conducting a second REG CF offering of its shares of common stock at a price of $3.56 per share, and the Company utilized this $3.56 per share price to issue and value its stock-based awards during such period.

The pre-money valuation determining price per share was agreed upon each time with the crowdfund platform, who has great deal of experience in setting the proper pre-money valuations for companies that list on their platforms. The determination was made using Company’s business progress.

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, and on our own website Lucyd.co and on Amazon.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of sales taxes collected from customers on behalf of taxing authorities, returns, and discounts.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we reviewed all individual returns received in October 2022 pertaining to orders processed prior to September 30, 2022. As a result, the Company determined that an allowance for sales returns was necessary. The Company recorded $22,266 in allowance for sales returns as of December 31, 2021 and $12,604 as of September 30, 2022.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of goods sold at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

The Company presents earnings and loss per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the period as required by ASC 260-10-50. As of September 30, 2022 and December 31, 2021, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation, due to their anti-dilutive effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2022, we consummated our initial public offering of 980,000 units at a price to the public of $7.50 per unit, each unit consisting of one share of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) and two warrants (the “Warrants”), with each Warrant exercisable to acquire one share of common stock, pursuant to that certain underwriting agreement, dated as of August 14, 2022 (the “Underwriting Agreement”), between the Company and Maxim Group LLC, as representative (the “Representative”) of the several underwriters named in the Underwriting Agreement for aggregate gross proceeds of approximately $7,350,000. In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 147,000 additional shares of Common Stock, and/or up to 294,000 additional Warrants, to cover over-allotments in connection with the offering, which the Representative partially exercised to purchase 294,000 Warrants.

The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261616). The SEC declared the registration statement effective on August 12, 2022.

Of the gross proceeds received from the initial public offering, we received approximately $6.1 million, and we paid a total of approximately $588,000 in underwriting discounts and commissions and $600,000 for other costs and expenses related to the initial public offering.

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

Innovative Eyewear, Inc.
(Registrant)

Date: November 10, 2022	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)