Form 10-K
period 2022-12-31
Innovative Eyewear Inc
filed 2023-03-24
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41392

INNOVATIVE EYEWEAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	84-2794274
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11900 Biscayne Blvd., Suite 630

North Miami, Florida 33181

(954) 826-0329

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, $0.00001 par value	LUCY	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock	LUCYW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2022. The registrant’s shares of common stock began trading on The NASDAQ Capital Market on August 15, 2022.

As of March 17, 2023, the registrant had outstanding 7,715,757 shares of common stock, par value $0.00001 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Report under “Item 1A. – Risk Factors” below. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Innovative Eyewear” means Innovative Eyewear, Inc. unless otherwise indicated.

ii

PART I

Item 1. Business.

Our History

We develop and sell smart eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. Founded and headquartered in Miami, Florida, we were initially organized as a Florida limited liability company effective August 15, 2019. We were founded by Lucyd Ltd., the inventor and licensor of the technology that our products are based upon which is a portfolio company of Tekcapital Europe Ltd. (“Tekcapital”). Tekcapital is a U.K. based university intellectual property accelerator. Tekcapital builds portfolio companies around new technologies. On March 26, 2020, we converted from a Florida limited liability company into a Florida corporation.

Our Product

In January 2020, we introduced our first beta product and began market testing.

In January 2021, we officially launched our first commercial product, Lucyd Lyte® (“Lucyd Lyte”). This initial product offering embodied our goal of creating smart eyewear for all day wear that looks like and is priced similarly to designer eyewear, but is also light weight and comfortable, and enables the wearer to remain connected to their digital lives. The product was initially launched with six styles, and in September 2021, an additional six styles were added.

We recently launched version 2.0 of our Lucyd Lyte eyewear, and our current product offering consists of 16 version 1.0 models and 15 version 2.0 models, which offers a similar amount of style variety as many traditional eyewear collections. All styles are each available with 70 different lens types, resulting in hundreds of variations of products currently available.

Additionally, Lucyd Lyte glasses enable the wearer to listen to music, take and make calls, and use voice assistants to perform many common smartphone tasks hands-free. Some of the many things that can be done with Lucyd Lyte glasses include:

1.	“Send a voice message to (contact)”: this command begins the recording of an audio message to be sent to named contact.

2.	“Send a text to (contact)”: begins recording of a speech-to-text message to be sent by SMS to named contact.

3.	“Call (contact)”: speed-dials the named contact.

4.	“Send $___ to (contact)”: this command allows our user to send money to a contact via Venmo or Apple Pay. Follow the digital assistant’s prompts to confirm.

5.	“Check my messages”: this command reads out our user’s latest incoming text messages and offers a prompt to reply to each. Close out the digital assistant to end the readout.

6.	“Check my mailbox”: this command announces the number of unread emails, and reads them out with a prompt to continue after each one. In the prompt after each one, our customers can tell their digital assistant “Reply” and dictate an email response to the previous email.

7.	“Find (cuisine type) food nearby”: this command reads through a list of nearby restaurants and their ratings, and prompts our user for directions or to call after each one.

8.	“Call me an Uber”: this command prompts our user on which type of Uber ride they want, then asks to confirm to send a car to our user’s location.

9.	“What time is it?”: announces the current time.

10.	“Play (song/album/artist)”: this command begins playing the requested song, album or artist via Apple Music.

11.	“Get me directions to (location)”: this command begins navigating on phone, with audible directions on glasses.

12.	“Take a memo”: this command begins recording a speech-to-text memo in Notes. Say “Read my Notes” to play back.

Since the launch of Lucyd Lyte, we witnessed interest and demand from customers throughout the United States and have sold thousands of our smart glasses. Within six months of the launch of Lucyd Lyte, several optical stores in the United States and Canada have on- boarded the product and we have had discussions with several other large eyewear chains (by number of locations) regarding onboarding our product. We believe smart eyewear is a product category whose time has come, and we believe we are well positioned to capitalize on and help develop this exciting new sector–where eyewear meets electronics in a user-friendly, mass market format, priced similarly to designer eyewear.

In first quarter of 2022 we introduced a virtual try-on kiosk for select retail stores. This device introduces our products to prospective retail customers and enables them to digitally try-on our line of smart glasses in a touch free manner.

We anticipate introducing six styles of Nautica smart eyewear, six to twelve additional styles of Lucyd Lyte glasses, and our first Bluetooth safety glasses in 2023. In addition, we anticipate the following upgrades to accessory products in 2023:

●	The patent-pending Lucyd charging dock will be upgraded to feature a charging status LED and USB data capability, enabling it to be used as a USB hub for computers in addition to a charging hub.

●	The Lucyd virtual try-on kiosk will be upgraded with a store control panel enabling the kiosk owner to change the display into Spanish language mode and control which frames and lens options are shown in the digital experience.

In the fourth quarter of 2022, we introduced key features in the Vyrb app, including live broadcasts for up to 100 users in one digital “room”, and the ability to upload external audio content into Vyrb, enabling longstanding content creators to import their existing libraries swiftly into the platform. Also in the fourth quarter of 2022, we completed development of core audio eyewear product improvements, such as upgrading all frames to quadraphonic sound, which have been rolled out across all new eyewear models as of January 2023.

Our Mission

Our mission is to Upgrade Your Eyewear®. Our smart eyewear is a fusion of headphones with glasses, bringing vision correction and protection together with digital connectivity and clear audio, while also offering a safer solution for listening to music outdoors (as compared to in-ear headphones). The convenience of having a Bluetooth headset and comfortable glasses in one, especially for those who are already accustomed to all-day eyewear use, offers a lifestyle upgrade at a price most consumers can afford.

In a sense, we view this integration of technology and vison correction/protection as the next evolutionary step in the development of eyewear. Over the entire course of eyewear development and history, many of the innovations have dealt with improving the lenses of the glasses. Notably, eyewear frames have not improved much in the past 400 years, with the exception, in our view, of the utilization of plastic to reduce weight and provide a wider range of designs and finishes, and the introduction of new hinge types. We view the integration of Bluetooth technology into the arms of the glasses as one of the key next steps to Upgrade Your Eyewear®.

Our focus is to enhance one of the world’s most important wearables: eyewear.

Additionally, as part of our commitment to a great customer experience, we listen to feedback from our customers, and continuously strive to improve customer satisfaction and experience with our products. Our customers’ extensive feedback pointed to a need and desire for better interaction with social media while on-the-go. We are addressing this need by developing an exciting software application called Vyrb™, which enables Lucyd Lyte users to hear and reply to social media posts, with their voice, hands-free, through their glasses (“Vyrb”). Other Vyrb users will be able hear these posts. Additionally, Vyrb offers Lucyd Lyte users external social media sharing features, which allow posts made on Vyrb to be exported to other platforms such as Facebook, Twitter and Instagram. We launched Vyrb in December 2021 for both iOS and Android, and we believe that Vyrb is one of the first social applications designed specifically with a focus on smart glasses and other voice enabled wearables. We subsequently expanded Vyrb’s capabilities through software upgrades released in the fourth quarter of 2022, and anticipate the commercial launch of Vyrb in the fourth quarter of 2023.

We have made strong strides towards our goal of making smart eyewear accessible to the mass market. Several developments towards this end include developing our smart frames in two temple lengths, with a third length planned for 2023; the introduction of smart eyewear specifically for women and youth, which are typically missing from similar offerings; and the introduction of smart eyewear for adults with petite or narrow faces. In addition, we have launched an expansive offering consisting of 16 version 1.0 models and 15 version 2.0 models so far, which offer a similar amount of style variety as many traditional eyewear collections. When paired with the Vyrb application, Lucyd Lyte glasses will provide a new and safer wearable user experience suitable for everyone.

Our goal is to become a meaningful player in the smart eyewear market. Innovative Eyewear’s early successes have shown our ability to not only compete, but to lead in this rapidly changing and expanding technological eyewear market, and our goal is to continue spearheading innovation in the field.

Giving Back

We donate an optical frame for every Lucyd Lyte sold at retail locations.

We are also very active in supporting the various communities we serve through donations and support. From the beginning, Innovative Eyewear has supported those in need through its donation of glasses frames to New Eyes (https://new-eyes.org/about-us), a charity dedicated to helping children and adults in need of eyewear. We’ve partnered with New Eyes because they fit the Lucyd brand mission: enhancing the vision of people all over the world, and we believe that it simply is the right thing to do.

Additionally, university students, educators, healthcare workers, uniformed service members, and veterans are eligible for an ongoing 18% discount off all frames and lens upgrades on www.lucyd.co.

Our Competitive Strengths

A Unique Solution to a Common Problem. While immensely useful, smartphones can present a safety hazard to motorists, pedestrians and cyclists because smartphones can distract people from the task or activity at hand. In 2021, pedestrian deaths were at a 40-year high according to the Governors Highway Safety Association, and experts believe smartphones were partially to blame. Recent data from the Governors Highway Safety Association indicates that from 2010 to 2020, the number of pedestrian deaths rose by 54%, while all other traffic deaths increased by 13% (Pedestrian Traffic Fatalities by State: 2021 Preliminary Data – (https://www.ghsa.org/resources/Pedestrians22). We believe that the distraction created by smartphones originates in two forms: (1) via headphones or earbuds, where the user is deprived of full audible situational awareness; and, (2) via the visual interface of the phone, which distracts the user completely from their surroundings. Lucyd Lyte open ear audio helps address this problem by having the speakers mounted at the temples (in the arms) of the glasses. There is nothing in the ear canal and, as a result, individuals can better maintain situational awareness, such as hearing the traffic around them, as well as nearby sounds. Many of our competitors have relatively bulky speakers enclosed within the temples, while Lucyd Lyte’s speakers and temples are thin, which allows them to look similar to traditional designer glasses. Furthermore, through the quick and easy touch controls on the Lucyd Lyte, the wearer can perform many tasks that they would normally pull out their phone for, untethering the eyes of the user from their smartphones throughout the day and enabling them to remain more visually vigilant and aware of the traffic around them.

Affordable Price Point. Our Lucyd Lyte eyewear provides both optical-quality glasses and a Bluetooth headset together, at roughly the same price as a traditional pair of designer glasses, which is core to the disruptive potential of our product. Our Lucyd Lyte line of smart eyewear enables prescription and sunglass wearers to interact with digital assistants and social media without having to take their eyes off the road and are nearly handsfree, thereby improving the safety and convenience of taking calls, listening to music and audibly accessing digital information on the go. The Manufacturer’s Suggested Retail Price (“MSRP”) for Lucyd Lyte 2.0 eyewear starts at $199, with advanced options and customizations available at higher price points, which are at the discretion of the customer. A basic prescription lens upgrade is offered for $40. By comparison, most of our U.S.-based competitors offer products that are more expensive, starting at approximately $249 or higher, with higher costs to add prescriptions.

Quality. All of our frames can be outfitted in-house or by optical resellers with any combination of prescription, sunglass, readers and blue light formats. Our frame fronts are made with what we believe are high quality optical materials to ensure easy lens fitting by any optician.

Customizable Product Offering. There are 70 lens types available for Lucyd Lyte, making it the most customizable smart eyewear in the world. Innovative Eyewear has a partnership with a high-quality optical lab in Boston to produce prescription and custom lenses for our frames quickly and affordably. Our contract with a third-party optical lab also allows us to offer direct prescription fulfillment to our customers.

Comfort. At just 1.0-1.45 ounces, our eyewear has a feather-light fit, suitable for all day vision correction or sun protection (traditional glasses weigh about 1 ounce). This is especially important while on the go. Our 1.0 ounce titanium aviators are among the lightest smart eyewear ever made.

Long Battery Life. At 12 hours of playback per charge, Lucyd Lyte 2.0 glasses outpace most, if not all, of the competition on battery life.

Capital Light Business Model. All of our products are sold through multiple e-commerce channels, including on our website (Lucyd.co), BestBuy.com, DicksSportingGoods.com and Amazon.com, and are distributed through optical or other retailers (such as, but not limited to, Metro Optics Eyewear and Marca Eyewear Group, Inc.). We believe this capital light approach is highly scalable and efficient in the deployment of resources. We view “capital light” as being more efficient by obviating the need to build factories and retail stores, while partnering with existing companies in both of these groups.

Multiple-Channel Approach. We sell our products both through multiple online channels and multiple categories of brick-and-mortar retail stores. We believe this multi-channel approach provides us with an advantage against our competitors who sell in a narrower selection of channels.

Experienced Management Team. We have an experienced board of directors with more than 80 years of combined experience in the eyewear industry, and a management team with substantial experience in software and electronics engineering and operating eyewear and technology companies.

Our Business Strategy

When we organized Innovative Eyewear two years ago, there were, in our view, no attractive smart eyewear that addressed the basic consumer need for good looking designer glasses that were stylish, comfortable, lightweight and provided the functionality of hearables, and priced around the same as regular glasses.

All of our products are designed in Miami, manufactured in China, and sold through e-commerce, channels, including on our website (Lucyd.co), BestBuy.com, DicksSportingGoods.com and Amazon.com, or sold by over 200 optical and sporting goods retailers. Additionally, we are pursuing online and in-store big box retailers, and in-store and online specialty Based on the existing demand for our products, current distribution and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2023.

We believe that people care about what they wear on their faces, and because we understand that customers have diverse preferences about the shape, size, and design of their eyewear, we aim to continuously introduce new models in an effort to offer a wide variety of designs. We continuously present new models of eyewear to our network of followers to vote on those styles they find most appealing. We view this as community approved design.

Sales

We have two major sales channels: (1) e-commerce via Lucyd.co and Amazon and, (2) our ongoing development of a network of eyewear, sporting goods and electronics resellers, including but not limited to, BestBuy.com, DicksSportingGoods.com and Brookstone, to offer our frames. Most of our resellers are experienced opticians who provide valuable feedback that informs the development of our product lines, which we would not receive if we were solely direct to consumer. Additionally, we have a robust presence on multiple e-commerce and social media platforms, which facilitates several customer on-ramps for the Lucyd brand, and numerous ad campaign strategies. Building on our early successes of driving traffic to Lucyd.co, the website run by a subsidiary of our majority stockholder, from Facebook and TikTok, we deploy high quality content on multiple platforms to continuously keep customers engaged and drive brand awareness.

We have two levels of margins, one for business to consumers (“B2C”), and one for business to business (“B2B”). The majority of our sales have been through e-commerce with current gross margins of approximately 75%; retail sales have gross margins of approximately 40%. Lens upgrades sold on Lucyd.co have a standardized profit margin of approximately 35%. As a company still in an early growth stage, we are investing heavily in our B2C and B2B efforts to capture as much market share as possible, which included in fiscal year 2022 several activities which impacted the gross deficit. Among these promotional activities were single-item B2C discounts, heavy B2B discounts on large bulk orders, a large number of free sample units provided to media, influencers and reviewers, and significant spending on upsells, promo items, and merchandising materials which were in many cases given to B2C and B2B customers for free. Additionally, the logistical costs of the high number of B2C returns in fiscal year 2022 contributed to the deficit. However, with the better establishment of the Lucyd brand expected in 2023, and with the current improvements to the product and increase in MSRP by $50, we expect to neutralize the gross deficit in fiscal year 2023 as our per-unit profitability is increasing. We expect that our retail sales will account for the majority of our sales by the end of 2023.

E-commerce Channels

1.	Company website: Lucyd.co

Lucyd.co is our primary e-commerce point of sale. The site offers the most customization options of any of our sales channels and a full prescription lens lab, offering a total of 70 different lens combinations (21 key lens tints offered in plano, single prescription and progressive bifocal; seven types of reading lenses). Additionally, the Lucyd website ships worldwide and is used to provide a quick and smooth buying experience.

2.	Amazon

Amazon.com/lucyd is our brand shop on Amazon. It drives approximately half of our online sales, but limits the number of variations we can offer on our frames (e.g., prescription lenses are not permitted on Amazon). However, through Amazon, we are still able to offer color lens sunglass variants and blue light blocker pairs, in addition to our charging dock accessory item. We are constantly testing traffic flow to Lucyd.co vs. Amazon to ensure our online ad spend is fully optimized.

3.	Walmart.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, eBay and Touch of Modern

In addition to our key online sales channel through Lucyd.co, our products are also sold on Walmart.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, and eBay.

4.	Social Selling

Not only do we use social media to drive traffic to our main sales channels, but we also take advantage of intra-social shops as well, and have deployed shopping experiences through Facebook, Instagram and TikTok to gain further brand awareness.

We also offer two affiliate platforms via shareasale.com and Shopify for peer-driven sales. The Shareasale program is for professional affiliate and deal promotion companies, and increases revenue on Lucyd.co by offering direct commissions in exchange for converting web traffic. The Shopify affiliate program enables Lucyd brand enthusiasts to get a financial reward for sharing the brand, and operates on similar terms as the Shareasale program where we provide a commission rate in exchange for converting web traffic.

Retail Channels

1.	Independent Eyewear Stores

The core of our B2B business is formed by our relationship with numerous eyewear store retailers across the United States and Canada, which provide Lucyd Lyte frames directly to their optical customers. Many of these retail stores have placed multiple stocking orders since launching our wholesale business in June 2021. To support our resellers, we offer a strong co-op marketing program that includes free store display materials. As part of this strategy, we have launched a digital try-on kiosk for our resellers to help educate their in-store customers about Lucyd eyewear, and increase our brand’s physical presence in the optical industry. We have launched our in-store digital try-on kiosk to key retailers in December 2021 and we have upgraded the kiosk’s capabilities to allow for the customer to try different lens tints, explore an FAQ, download the company’s Vyrb™ social app, and enable in-store reordering from the kiosk.

2.	National Eyewear Chains

Lucyd eyewear is currently being evaluated by multiple leading eyewear chains in the United States for potential inclusion in their brick-and-mortar stores. After the recent introduction of Ray Ban Stories smart eyewear, many retailers are keen to include one or more smart eyewear products in their stores and on their e-commerce platforms. Based on our current discussion with several major optical chains (by store size), we believe at least one major optical chain or national optical buying group will onboard our product line in 2023.

3.	Big Box Retail Stores (Electronics, sporting goods, general merchandise)

In addition to mainstream optical channels, we have begun placing our products and are pursuing additional product placements with leading big box stores, either in their eyewear or electronics departments. Specifically, we have begun selling our products on Bestbuy.com and Dickssportinggoods.com.

4.	License Agreements and Specialty Retail Stores

We are leaving no stone unturned in our mission to bring smart eyewear mainstream. We have licensed two leading fashion brands, Nautica and Eddie Bauer, to produce new powered by Lucyd cobranded frames, which will be launched in 2023 on Lucyd sales channels as well as in select Nautica and Eddie Bauer stores. Additionally, we are pursuing other potential sales outlets such as home shopping channels, cellular stores and boutique retailers.

Manufacturing and Supply Chain

Our products are designed and specified in the United States and subsequently manufactured in China. The products are designed in-house, 3-D CAD files are then produced with product renderings. We then subject these rendered images for focus group review, to determine which designs we should move to the prototype development stage. Pre-production prototypes are developed by our factories in China to our specifications. Our factories source components for the smart eyewear in China including plastic and titanium for the frames, electronic components, speakers, microphones and batteries. All packaging is designed in Miami and fabricated in China. Once completed, our products are tested in the United States, to assess functionality, fit and finish. Production orders are placed and fabricated in China based on anticipated demand, whereupon they undergo a rigorous thirteen-point third party product inspection process. The inspection is conducted on 100% of our manufactured products. Inspections include testing procedures to help ensure our customers receive only functional, high-quality products. For large bulk orders from clients, we are able to order this inventory on demand, due to the expected lead times in the traditional frame sourcing business.

All of our frames are manufactured with prefabricated, ready to wear sunglass or blue light lenses, and are directly shipped to the customer in this state if the customer declines purchasing custom lens upgrades. If a customer orders with prescription or specialty lenses, then the smart eyewear frames are sent to an optical contractor laboratory in Boston, Massachusetts, to have the lenses cut, ground and mounted in the frames, whereupon they are directly shipped to customers.

Our in-store kiosks are comprised of a fixture, a tablet, and proprietary software, which enable the prospective customer to virtually try on our smart glasses. The fixtures, which sport our Company name, are manufactured by a U.S.-based third-party company, and are designed to serve as a holding mechanism for the tablet. We purchase each tablet through Amazon.com, which is then fitted to the kiosk fixture. The Company currently utilizes Samsung’s tablets for its in-store kiosks. Once each tablet is fitted to its kiosk fixture, the tablet is loaded with software which ultimately presents the Company’s try-on application. This software-based chain of processes relies on the tablet’s built-in camera and enables the prospective buyer of our smart eyewear to virtually try-on the glasses, which are superimposed in different styles onto the customer’s face using the front-facing camera. The tablet is fitted to the kiosk and loaded with our software in our Miami facility, from where they are shipped to a third-party warehouse in Miami for distribution to retail stores.

Marketing

We employ a 360-degree marketing strategy that encompasses both brand and user generated content syndication across earned, owned and paid platforms (channels where the company pays a fee to have its product advertised). Long form and video content generation are a key focus points for the brand, they allow us to better leverage both emerging and critical smart eyewear narratives through persistent search engine optimization (SEO); increasing our organic brand awareness across the board, in addition to strategic loyalty, influencer and affiliate marketing campaigns.

Our online marketing strategy is primarily driven by pay-per-click advertisements on mainstream search engines, social media apps, and Amazon and other marketplaces. In addition, we support our primary efforts with influencer created and promoted “UGC” (user-generated content), email automations and newsletters, and website push notifications. We have also deployed nationwide broadcast cable TV campaigns and plan to use this channel in the future.

We believe we are trendsetters in creating relevant, omni-channel touchpoints that derive meaningful experiences and products designed for our customers.

Our wholesale marketing strategy is primarily focused on traditional sales email and call outreach, national and regional optical trade shows, and optical and athletic trade advertisements.

From a brand perspective, strategically offering value-added optical smart eyewear coupled with expansive end-user customization our social audio app initiatives can potentially rapidly expand brand awareness and revenue. At Innovative Eyewear, we strive to lead and own critical narratives within the Bluetooth and smart eyewear space.

We seek to create memorable experiences and products that resonate with our customers, coupled with premium content and campaigns designed to expand our brand presence and market share. We also attend major regional eyewear and sporting goods trade shows to build awareness among our potential retail partners.

Our influencers

To accelerate brand awareness and product sales, we are embarking on an influencer strategy to engage leading figures in sports and the arts, who like and enjoy wearing Lucyd Lyte®. To date we have onboarded Chris Clark, a pro golfer, Monique Billings, a WNBA basketball player, and Hadar Adora, an up-and-coming musical artist. We plan to add additional influencers to enhance awareness and sell-through for a number of key demographics.

Influencers are a key part of our marketing strategy, as they help our products relate to large, variable audiences. Lucyd Lyte is a perfect fit for the fitness tech and audio product spaces, so athletes and musicians are a natural fit for our brand and the active lifestyles that Lucyd products promote. We plan to add A-list musical talent to the brand in the near future, as well as a host of audio content creators to support the Vyrb experience.

Our Market Opportunity

According to Statista, the total addressable market for eyewear in the U.S. is projected to be $33.8 billion in 2023. The market for digital assistants like Siri, Google Voice, Bixby and Alexa has grown rapidly worldwide, and is projected at $4.5 billion in revenue in 2023. The worldwide hearables market was estimated at $69.0 billion in 2022. We view the popularity of hearables as an important catalyst for the smart eyewear market.

The common denominator among markets for the hearables and digital assistant is that they facilitate real-time access to digital data, whether it is through music, calls, navigational directions, or information, among other uses. The combination of hearables and digital assistants provides a transparent, ergonomic interface between the users and their digital lives. At Innovative Eyewear, we are dedicated to a touch-free interface and untethering our customers eyes from their smartphone screens, through our smart eyewear product.

The synergistic fusion of these three markets enables, in our view, an opportunity to create a completely new experience of connected eyewear, which smoothly delivers the functionality of both optical glasses and headphones, eliminating the need for either on its own. Nevertheless, several orthodoxies of the eyewear industry still hold, namely: if you want to sell a lot of eyewear, we believe it should be attractive, stylish, comfortable (e.g., lightweight, which we believe to be approximately 1oz) and cost roughly the same as traditional eyewear. This is what we have sought to achieve, and in our view have accomplished with the introduction of Lucyd Lyte eyewear.

Intellectual Property

We license from Lucyd Ltd., a subsidiary of our majority stockholder, an intellectual property portfolio designed to protect our unique eyewear designs and certain technological features in current and anticipated future products. More recently, the company has begun filing patents under its own name.

We have licensed and filed 48 patents to date, covering all of our current product designs and certain advanced features such as Vyrb, replaceable front frames, and multi-channel Bluetooth connectivity. The Company will seek to file new IP to protect new styles and features of its smart eyewear as they are introduced.

Our current U.S. and foreign patent portfolio is as listed below:

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
10,908,419	Smartglasses and Methods and Systems for Using Artificial Intelligence to Control Mobile Devices Used for Displaying and Presenting Tasks and Applications and Enhancing Presentation and Display of Augmented Reality Information	US	June 28, 2018	Issued	February 2, 2021
D899,493	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020
D900,203	Smart Glasses	US	March 22, 2019	Issued	October 27, 2020
D899,494	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020
D899,495	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020
D899,496	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020
D900,204	Smart Glasses	US	March 22, 2019	Issued	October 27, 2020
D900,205	Smart Glasses	US	March 22, 2019	Issued	October 27, 2020
D900,920	Smart Glasses	US	March 22, 2019	Issued	November 3, 2020
D900,206	Smart Glasses	US	March 22, 2019	Issued	October 27, 2020
D899,497	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020
D899,498	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020
D899,499	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020
D899,500	Smart Glasses	US	March 22, 2019	Issued	October 20, 2020

D954,135	Round Smartglasses Having Flat Connector Hinges	US	December 12, 2019	Issued	June 7, 2022
D958,234	Round Smartglasses Having Pivot Connector Hinges	US	December 12, 2019	Issued	July 19, 2022
D955,467	Sport Smartglasses Having Flat Connector Hinges	US	December 12, 2019	Issued	June 21, 2022
D954,136	Smartglasses Having Pivot Connector Hinges	US	December 12, 2019	Issued	June 7, 2022
62/941,466	Wireless Smartglasses with Quick Connect Front Frames	US	November 27, 2019	Non-Provisional Application filed on November 25, 2020; U.S. App. No. 17/104,849	n/a
D954,137	Flat Connector Hinges for Smartglasses Temples	US	December 19, 2019	Issued	June 7, 2022
D974,456	Pivot Hinges and Smartglasses Temples	US	December 19, 2019	Issued	n/a
11,282,523	Voice Assistant Management	US	March 25, 2020	Issued	March 22, 2022
29/743,256	Wayfarer Smartglasses	US	July 20, 2020	Pending	n/a
D951,334	Round Smartglasses	US	July 20, 2020	Issued	May 10, 2022
17/104,849	Wireless Smartglasses with Quick Connect Front Frames	US	November 25, 2020	Pending	n/a
29/806,200	Smartglasses	US	September 1, 2021	Pending	n/a
29/806,204	Smartglasses	US	September 1, 2021	Pending	n/a
29/806,207	Smartglasses	US	September 1, 2021	Pending	n/a
29/806,209	Smartglasses	US	September 1, 2021	Pending	n/a
207516	Smartglasses	Canada	October 29, 2021	Pending	n/a
207517	Smartglasses	Canada	October 29, 2021	Pending	n/a
207518	Smartglasses	Canada	October 29, 2021	Pending	n/a
207519	Smartglasses	Canada	October 29, 2021	Pending	n/a
29/814,016	Safety Smartglasses	US	November 2, 2021	Pending	n/a
29/814,017	Safety Shields	US	November 2, 2021	Pending	n/a

63/274,920	Safety Glasses	US	November 2, 2021	Non-Provisional Application filed on October 21, 2022; U.S. App. No. 18/048,715	n/a
29/815,040	Charging Cradle	US	November 10, 2021	Pending	n/a
207956	Safety Smartglasses	Canada	November 17, 2021	Pending	n/a
207957	Safety Shields	Canada	November 17, 2021	Pending	n/a
2021307950576	Safety Smartglasses	China	December 2, 2021	Pending	n/a
ZL 2021307955902	Safety Shields	China	December 2, 2021	Issued	May 3, 2022
63/297,056	Charging Cradle for Smartglasses	US	January 6, 2022	Non-Provisional Application filed on December 29, 2022; U.S. App. No. 18/147,002	n/a
212589	Charging Cradle	Canada	May 9, 2022	Pending	n/a
ZL 2022302715131	Charging Cradle	China	May 10, 2022	Issued	October 21, 2022
18/048,715	Safety Glasses	US	October 21, 2022	Pending	n/a
3180624	Safety Glasses	Canada	November 1, 2022	Pending	n/a
202211367067X	Safety Glasses	China	November 2, 2022	Pending	n/a
18/147,002	Charging Cradle for Smartglasses	US	December 27, 2022	Pending	n/a

Additionally, we have acquired the exclusive rights to 11 registered trademarks and applications as follows:

Trademark	Trademark Number	Status	Jurisdiction
LUCYD	UK00003258030	Registered	UK
Lucyd Lens	UK00003258093	Registered	UK
Lucyd Loud	UK00003400531	Registered	UK
Upgrade your eyewear	UK00003400579	Registered	UK
GaaS	UK00003451728	Registered	UK
Vyrb	UK00003477240	Registered	UK
Lyte	UK00003526151	Registered	UK
Upgrade your eyewear	Application No. 90/407,646	Application	US
LUCYD	Application No. 90/407,723	Application	US
Lyte	Application No. 90/381051	Application	US
Vyrb	Application No. 90/820713	Application	US

Material Agreements

License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd.

On April 1, 2020, we entered into an exclusive, worldwide license agreement with Lucyd Ltd. for all fields of use of the Lucyd® brand, and the associated intellectual property and assets (the “License Agreement”). We were founded by Lucyd Ltd., the inventor and licensor of the technology that our products are based upon, which is a portfolio company of Tekcapital, our majority stockholder. The License Agreement is a royalty-free, fully paid up, perpetual license, for the exclusive use of the following assets:

1.	All Lucyd intellectual property, including, all patents, patent applications and any continuations of such.

2.	All Lucyd trademarks.

3.	All Lucyd collateral material, artwork, subscriber lists, eyeglass model and frame shots and renders, as well as 3D models.

4.	All Lucyd logos such as, but not limited to: Lucyd® word mark, Lucyd Hexagon, Upgrade Your Eyewear® slogan and the Vyrb® trademark.

5.	All Lucyd company developed software and any new software developed by Innovative Eyewear, utilizing the Lucyd software, will be owned by Innovative Eyewear.

6.	Lucyd Store portals through Shopify, Amazon and Walmart.

7.	Relevant websites domain names including Lucyd.co, Lucyd.net, Lucyd.eu.

8.	All supply and endorsement agreements.

9.	All current inventory as of the execution date of license.

10.	All social media accounts under the Lucyd name, including, but not limited to: Twitter, Facebook and Instagram.

11.	All advertising material and trade show displays, brochures and related materials.

Under the terms of the License Agreement, we have the exclusive right to effectuate sublicenses, either exclusively or non-exclusively, to any or all of our licensed intellectual property, at its sole discretion. Upon execution of the License Agreement, we paid Lucyd Ltd. £1 for the life of the licensed assets, and the License Agreement shall continue in perpetuity, unless terminated according to the terms of the agreement. Additionally, we issued 3,750,000 shares of our common stock to Lucyd Ltd. as compensation for entering into the License Agreement and for the contribution of certain other assets. Lucyd Ltd. may terminate the license with immediate effect by providing written notice to us if, among other things: we commit a material breach, as such is defined by the terms of the agreement; or, if we suspend, or threaten to suspend, payment of our debts or are unable to pay our debts.

The License Agreement requires us to indemnify Lucyd against all liabilities, costs, expenses, damages, and losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of reputation and all interest, penalties, and legal costs (calculated on a full indemnity basis) and all other reasonable professional costs and expenses) suffered or incurred by Lucyd Ltd. arising out of or in connection with actual or alleged infringement of third party intellectual property rights; our breach or non-performance of or the enforcement of License Agreement. We have the right to sublicense any of our rights under the License Agreement, provided that any sublicense also shall enter into a supplemental agreement satisfactory to Lucyd Ltd.

On October 5, 2021, the parties to the License Agreement executed an Addendum, to the exclusive license agreement, which clarified that Innovative Eyewear shall commercialize, continue with any on-going intellectual property prosecutions and pay all maintenance or other patent fees (the “Addendum”). For all new intellectual property, Innovative Eyewear will own and control it and be responsible for all prosecution and maintenance costs. The Addendum also confirms that Innovative Eyewear issued Lucyd Ltd. 3,750,000 shares of its common stock as consideration for the license.

Sales Representation Agreement

On March 4, 2021, we entered into a commission-only, sale representation agreement with D. Landstrom Associates, Inc. for prospecting a wholesale relationship with Walmart, Target and Best Buy stores in the United States (the “Representation Agreement”). The Representation Agreement provides for D. Landstrom to act as our commission based, manufacturer’s representative, with the exclusive right to solicit offers on behalf of us to purchase our products in the United States, for the named big box stores. The term of the Representation Agreement is five years. Contract may be terminated for “good cause” with 90 days’ notice by either party. Upon termination, commissions of orders procured will extend 180 days beyond termination date. Thus far, the representation has resulted in a successful launch of the Company’s products on BestBuy.com.

Distribution Agreement

On June 30, 2021, we entered into a distribution agreement with 8 Points Inc., a subsidiary of Marca Eyewear Group Inc., for exclusive distribution of Lucyd Lyte products in Canada (the “Distribution Agreement”). The Distribution Agreement provides that 8 Points Inc. will have exclusive purchase and distribution rights and obligations in Canada. The term of the Distribution Agreement is 3.5 years and either party may terminate by providing 180 days’ notice to the other party. The distributor will perform services, which shall include, but shall not be limited to the following):

1.	Sales of our products into retail distribution by servicing potential purchasers and by generating new business within the Territory (as defined in the Distribution Agreement).

2.	Handling of all account inquiries on sales made pursuant to this Distribution Agreement.

3.	Innovative Eyewear will receive all Canadian returns on a timely basis. Currently, distributor will organize customer returns such that all returns will be shipped in bulk to Company’s distribution center in Miami, Florida.

4.	Company will provide marketing activities to support the sales of all the collections sold by the Distributor in the territory.

5.	Distributor will provide logistic service to distribute the product in the territory covering all provinces and provide internal customer service and warehousing and shipping, as well as after purchase care to customer.

6.	Distributor will provide a minimum purchase of $4.6 million worth of Lucyd Lyte products over 30 months to maintain exclusivity for sales in Canada.

7.	Monthly minimum committed purchases increase incrementally over the term of the Distribution Agreement. In the event that 8 Points Inc. does not meet the minimum monthly purchase requirements then we may convert 8 Points Inc. exclusive contract to a non-exclusive contract or terminate the Distribution Agreement.

The distributor has not met the requirements to maintain exclusivity; as such, we have converted the Distribution Agreement to a non-exclusive contract in accordance with the terms of the agreement as outlined above.

Nautica® License Agreement

On September 28, 2022, we entered into a multi-year global licensing agreement with Nautica Apparel, Inc., which became effective July 1, 2022. Pursuant to this agreement, we received a license to utilize the global lifestyle brand Nautica® for our smart eyewear products. The company intends to launch their first line of Nautica Powered by Lucyd sport lifestyle audio glasses in 2023. This agreement requires us to pay royalties based on a percentage of net retail and wholesale sales, and also requires guaranteed minimum royalty payments. The agreement has a base term of 10 years but is cancellable at our option during the fifth year. The future minimum payments due during the noncancelable portion of the contract term (2022-2027) are approximately $1.1 million in aggregate; future minimum payments due during the remaining term of the contract (2028-2032) are approximately $3.6 million in aggregate.

The Next Step

Vyrb™ Social Audio App

We believe eyewear should enable customers to freely interact with social media. While digital assistants, once enabled, can provide the basis for this interaction, we believe that the ability to receive and send social media posts with an individual’s voice may greatly enhance ease of use of these platforms on the go. To facilitate this, we have been developing Vyrb, our full stack social media application that enables the user to receive and send posts through Lucyd Lyte smart glasses with an individual’s voice. The application launched out of beta in December 2021, and the further development of the Vyrb app is continuing on pace, with two major features launched in December 2022: the ability to host live audio streams with up to 100 visitors and six live speakers at a time; and the ability to import external audio files into Vyrb, which allows longstanding podcasters and other content creators to add their content libraries into Vyrb. After the introduction of several more features and key user experience improvements, we anticipate a commercial launch of Vyrb in the fourth quarter of 2023. At or soon after this time, advertising and monetization features will be introduced into the app to make it a new revenue stream for our business.

We believe that Vyrb will enhance the utility of current and future Lucyd Lyte glasses by enabling users to be untethered from their smartphones, yet still be able to hear and make social media posts. A goal of our products is to free our customers from other technologies. As such, we are designing Vyrb with a transparent, voice-centric interface in mind, so that as soon as our customers can say “Ok Google,” they are connected to a world of engaging audio content and have the ability to create audio posts and messages. We believe social interaction via smart eyewear will be instrumental in bringing new, youthful customers to our company.

A number of companies recently have started to launch voice mediated social media applications, such as Clubhouse, Discord, Audlist, Listen and Riffr. We are designing Vyrb to host audiobooks, podcasts and entire music albums on the platform. With Vyrb, Lucyd Lyte customers are able to hear their social media feeds, post messages, hold gatherings and musical performances (by inviting other Vyrb users to connect with each other at a specific date and time), and enjoy social media with the authenticity of their own voice, all through their eyewear and without taking their phone out of their pocket.

The Product and Market for Vyrb

Vyrb is being designed as a full social media experience to enhance voice-based communications on wearables and mobile devices. The sophistication of Vyrb’s interface enables a large array of in-app purchases and subscriptions, as well as easy connectivity with the Lucyd Lyte line of smart eyewear. In addition to an ad-driven revenue model that is typical of social media applications, the robust and highly variable selection of planned in-app purchases provide important improvements and fine-tuned customizations to help personalize the user experience. We plan to roll out these and other exciting features of Vyrb over the course of several software updates.

The Vyrb app is contemplated to feature an in-app item shop with a number of fun and useful upgrades, such as:

●	Loot Boxes — Random packs of multiple upgrade items, a best-selling in-app purchase format frequently deployed in online video games.

●	Skins — Items that alter the appearance of the app to help personalize it to the user’s preferences, such as Dark Mode.

●	Accents — Items that change the accent used by the app’s text-to-speech engine, which is employed frequently to vocalize textual content.

●	Metal Mics — Items that lengthen the maximum allowable verbal post length and image/video sizes per post for users.

●	Post Embellishments — Items that can be used to animate posts in the feed to make them more prominent.

●	Sound FX Packs — Items that increase the number of audio emojis (Sound FX) available to the user, livening up their posts.

●	Ad Tokens — Items that can be spent to expand the reach of a feed post to a larger audience.

●	Vyrb Gold — A premium, monthly subscription to the app that blocks all ads and brings additional benefits like a more prominent username.

●	Vyrb Gems — In-app currency that can be spent to tip a user’s favorite content creators, to buy premium paywalled content and to buy certain other in-app purchases. Gems can also be traded to other users for their items on the Vyrb Marketplace module. Users will also be rewarded Gems for their engagement with ads on the platform, creating a positive feedback loop that rewards app engagement with premium content and experiences.

●	Command Tokens — Items that can be spent to create new custom voice assistant commands (based on Vyrb’s Voice Command Creation Interface).

●	Mega-Tag Tokens — Items that can expand the number of mega-tags available to the user (mega-tags are a unique Vyrb feature, they are automatically applied hashtags that make a user’s posts more discoverable to others).

Users spend approximately 145 minutes per day on social media applications and regularly click on advertisements they view through their applications. We believe Vyrb is strategically positioned to become a prime advertisement space, allowing both visual and audible advertisements to be purchased. Vyrb ads will be shown in a user’s regular newsfeed, which we believe will create an opportunity and need for a subscription in-app purchase (Vyrb Gold) for a premium, ad-free browsing experience. For ease of use, Vyrb ads can be created by any user through the application in just moments: users will be able to purchase “Ad Token” items from the in-app store, and then use these tokens to turn standard posts into wide-reaching ads. A rapid-response reporting system will be developed and monitored to remove objectionable or illegal content from the platform. With its focus on high quality audio, we are designing Vyrb to lift up professional and creative audio content developers by helping them reach new audiences. To ensure a positive user experience, we are developing a system in Vyrb which will automatically promote positively reviewed content, and automatically remove content that has been reported in a high ratio compared to the number of viewers, providing the basis for user product discovery as well as a failsafe against any mistake in our manual and algorithmic moderation of the application’s hosted content.

Vyrb users will be able to purchase and support content from indie and professional creators via an in-app currency (referred to as “gems” in this document, a virtual point the user typically accumulates by viewing ad content or by purchasing them). Creators will receive gems from typical users as tips during live broadcasts, and in exchange for access to premium posts. The creators will then be able to cash out these gems at an exchange rate that provides profit to Vyrb. For example, users purchase the gems, its in-app loyalty token at a rate of $1 each, but creators only receive $0.75 for each gem they cash out. A 25% effective platform fee would put the content transaction fees of Vyrb at a lower rate than most digital content marketplaces. In the case of typical livestreaming applications, a functionality Vyrb supports, they are often exorbitant, taking as much as 50% in effective fees on in-app currency transactions.

To acquire the gems, users must buy them in the Vyrb Shop or gain them by engaging with sufficient ad content (e.g., using the application for an hour, or an amount of time that effectively pays for the gem). While Vyrb allows users the flexibility of choice of either buying or earning these gems, we believe that there is a huge revenue stream potential for us through a strategic implementation of the Vyrb Shop and peer-to-peer content transactions.

Also, we plan for users to be able to charge a fixed price to be able to access particular audio posts. For example, this feature could be used by a podcaster to sell their premium episodes, or by a recording artist to sell their music albums. In tandem with this feature, audio posts will be divisible into tracks to support long form content such as albums and audiobooks. Vyrb will take a flat percentage fee on all sales of premium content within the application by allowing creators to cash out gems they receive for selling their content. We believe the major benefit of this system is that it will provide audio content creators a new platform for rapidly creating, listing and selling their content, and help create an environment full of rich, unique and interactive audio experiences such as live “radio shows,” indie content and virtual concerts for typical Vyrb users.

We believe that Vyrb will effectively leverage multiple successful gamification models from the world of social media to provide a flexible and highly interactive user experience that can potentially draw high-value content creators. A fundamental aspiration of Vyrb is to provide a new platform and source of revenue for high quality audio content creators in particular; to that end, we designed Vyrb with a goal of providing a rapid, user-friendly platform for creators and consumers to share, sell and enjoy the best audio the web has to offer. We believe that through Vyrb, we can make the interaction between our users and our product a fun and rewarding experience, which can also be monetized by the company and content creators alike. By putting audio front and center, we hope to provide a new meeting ground for audio content creators and those who enjoy lots of music, podcasts and talk shows. We hope to provide a mutually beneficial relationship, where Vyrb takes a reasonable fee on the transacting of these parties in exchange for bringing them together.

Competition

The smart eyewear industry in which we operate is competitive and subject to changes in practice. While we believe that our products are hybrid of eyeglasses and audio technology, which gives us a unique product that provides us with competitive advantages, we may face competition from many different entities now and in the future. As of now, we face competition from the following products:

●	Bose Corporation’s Bose Frames. These are a Bluetooth eyewear product, but in a bulkier form factor and with what we believe to be comparable models at a higher list price ($249 MSRP) than Lucyd Lyte 2.0 ($199).

●	Amazon’s Echo Glasses. Another entry in the Bluetooth eyewear space offered at a $249 list price. Not available directly from the manufacturer in prescription, and in only one frame shape. The cost of the Amazon Echo Glasses is higher than Lucyd Lyte. While lightweight like Lucyd Lyte glasses, Amazon Echo Glasses have, in our view, a less fashionable form factor, and the battery life is about half of that of Lucyd Lyte.

●	Snapchat Spectacles. This is a camera-focused smart eyewear product and, in our view, not a direct competitor as to its style, weight, pricing and suitability for all-day wear, as compared with our products; however, Snapchat Spectacles may introduce further entries in the space that may directly compete with Lucyd Lyte. Snapchat Spectacles Version 3 have a list price of $380.

●	Ray-Ban Stories Glasses. Developed in association with Facebook, are a camera-focused smart eyewear product, and despite the fact they are available in prescription, in our view not a direct competitor; Ray-Ban may, however, introduce further entries in the space that may directly compete with Lucyd Lyte. Ray-Ban Spectacles have a well-known and respected brand, and a list price starting at $299, which makes them 50% more expensive than Lucyd Lyte. They weigh considerably more (20-70% depending upon the Lyte model) than Lucyd Lyte glasses, have a shorter battery life, thicker temple profiles and are not water resistant.

All of the competitors discussed above have substantially greater manufacturing, financial, research and development, personnel and marketing resources than we do. As a result, although we believe our products are currently superior, our competitors may be able to develop superior products, and compete more aggressively and sustain their competitive advantage over a longer period of time than us. Our products may be rendered obsolete in the face of competition.

Employees

As of December 31, 2022, we had 9 full time employees with two in product development, two in sales, one in finance, one in customer service, one in marketing, one in graphic design and one in video production. Employees are supported by a number of consultants and part time employees, including a group of 8 independent sales representatives.

Other

Our principal executive offices are located at 11900 Biscayne Blvd., Suite 630, North Miami, Florida 33181, our telephone number is (954) 826-0329 and our Internet website address is www.lucyd.co. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). Alternatively, you may also access our reports at the SEC’s website at www.sec.gov.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Report and the other reports and documents filed by us with the SEC.

Risks Related to our Business, Strategy and Industry

●	We have a history of losses, and we may be unable to achieve or sustain profitability.

●	The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.

●	We have limited experience in scaling a smart eyewear business. If we are unable to manage our expected growth effectively, our brand, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.

●	Increases in component costs, shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain; factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.

●	We currently derive all of our revenue from sales of our glasses. A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operation.

●	We face significant risks due to our dependency on foreign supply and manufacturing chains, geopolitical and economic changes, and changes in public perception about internationally sourced and manufactured products.

●	We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

●	If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

●	Eyeglasses are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturer or optical laboratory, to obtain and maintain the necessary marketing authorizations for our products could have a material adverse effect on our business.

●	Our profitability and cash flows may be negatively affected if we are not successful in managing our supply chain and customer demands for product deliveries.

●	If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.

●	We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.

●	Our multichannel channel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive.

●	We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

●	A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operations.

●	We could be adversely affected by product liability, product recall or personal injury issues.

Risks Related to our Intellectual Property

●	We license some of our technology from Lucyd Ltd., the majority stockholder of the Company, and our inability to maintain this license could materially affect our business, financial condition, and operating results.

●	Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.

●	We may incur costs to defend against, face liability or for being vulnerable to intellectual property infringement claims brought against us by others.

Risks Related to Our Dependence on Third Parties

●	We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.

●	Our projects could be hindered due to our dependence on third parties to complete many of our contracts.

●	We depend on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control; and, as we grow, the cost of acquiring new customers may continue to rise and become uneconomical.

Risks Related to Our Common Stock

●	Our directors, executive officers and principal stockholders have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Item 1A. Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Relating to Our Business, Strategy and Industry

The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.

We compete directly with large, integrated optical players that sell both at the retail level and online such as Ray-Ban® that have multiple products, well regarded brands and retail banners, as well as established and well-regarded consumer electronics companies such as Bose®. This diversified and capable competition takes place both in physical retail locations as well as online, for smart glasses. To compete effectively, we must continue to create, invest in, or acquire, advanced technology, incorporate this technology into our products, obtain regulatory approvals in a timely manner where required, and process and successfully market our products.

Most if not all of our competitors have significantly greater financial and operational resources, longer operating histories, greater brand recognition, and broader geographic presence than we do. As a result, they may be able to outmaneuver us in the marketplace and offer capable products at more competitive prices, which may adversely affect our business. They also are able to spend far more than we do for advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. If our costs are greater compared to those of our competitors, the pricing of our products may not be as attractive, thus depressing sales or the profitability of our products and services. Our competitors may expand into markets in which we currently operate, and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of glasses and many of our competitors operate under a variety of brands and price points. These competitors can advantageously leverage this structure to better compete and access the market with significant market power could make it more difficult for us to compete. We purchase some of our product components from suppliers who may be affiliates of one or more competitors or may compete with ourselves in the future.

We may not continue to be able to successfully compete against existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors, and changes in the retail and e-commerce markets could result in lost market share and have a material adverse effect on our business, financial condition, and results of operations.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We had a net loss of $5,681,833 for the year ended December 31, 2022, and a net loss of $3,244,506 for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $10,305,987. Because we have a short operating history it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able become or increase our profitability.

Our ability to generate profit depends on our ability to strengthen and expand our brand, continue to provide exciting products customers love, expand sales and improve margins. We are aiming to achieve profitability in the next two years, and between now and then we plan to efficiently invest in the business to bring it to scale by:

●	enhancing our products with new designs, functionality, and technology to widen our appeal and delight customers in a wide variety of demographic groups; and,

●	investing in our product development, supply chain and sales and marketing capabilities to leverage external resources as efficiently as possible to ensure that smart glasses are affordable for the majority of the world’s population who need them.

However, we may not succeed in any of the foregoing, and the planned investments may not result in profitability.

We have limited experience in the smart eyewear space. If we are unable to manage our growth effectively, our brand “Lucyd”, and our financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.

The smart eyewear industry is newly emerging. Whilst our directors have more than 80 years of combined experience in the eyewear industry, the smart eyewear market presents numerous new challenges. To effectively manage these challenges and continue to grow, we must continue to invest in the design of new frames and technology, expand our product line and effectively integrate several new technologies into eyewear. Achieving this could strain our existing resources, and we could experience ongoing operating difficulties in managing our business and bringing it to scale. Failure to scale could harm our competitive position and future success, including our ability to retain and recruit personnel and to effectively execute our corporate objectives.

Our ability to generate net revenue will depend upon many factors, some of which we may have no control over.

The industry for stylish, affordable smart glasses, is rapidly evolving and may not develop as we expect. Even if our net revenue continues to increase, our net revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, you should not rely on our net revenue growth rate for any prior period as an indication of our future performance. Overall growth of our net revenue will depend on a number of factors, including our ability to:

●	Increase exogenous distribution of our products in optical stores, big box retailers, specialty retailers and through multiple e-commerce channels;

●	Price our products so that we are able to attract new customers, and expand our relationships with existing customers;

●	Accurately forecast our net revenue and plan our operating expenses accordingly;

●	Successfully compete with other companies that are currently in, or may in the future enter, the smart eyewear industry or the markets in which we compete, and respond to developments from these competitors such as pricing changes and the introduction of new products and features, noting that most, if not all, of our competitors have stronger balance sheets and larger staffs to devote to their products;

●	Comply with existing and new laws and regulations applicable to our business;

●	Develop new product offerings, with services and features, including in response to new trends, competitive dynamics, or the needs of customers;

●	Successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our business;

●	Avoid interruptions or disruptions in our supply chain from natural disasters and political uncertainty;

●	Provide customers with a high-quality experience and customer service and support that meets their needs;

●	Hire, integrate, and retain talented sales, customer experience, product design, and development and other personnel;

●	Effectively manage growth of our business, personnel, and operations;

●	Effectively manage our costs related to our business and operations; and,

●	Enhance our reputation and the value of the Lucyd brand.

Because we have a limited history operating our business, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.

We also expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased net revenue growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our net revenue growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or sustain profitability in the future.

Increases in component costs, shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S., and China. Our contract manufacturers purchase and provide many of these components on our behalf, including sun lenses, demo lenses, hinge and chip sets and other electronic components, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and may preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited, which may be heightened in light of Covid-19 safety measures undertaken in China, our principal country of manufacturing. In the event of a component shortage or supply interruption from suppliers of these components, we may experience supply chain delays. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship our products to our customers.

In addition, substantially all of our components are shipped directly from our contract manufacturers to our warehouse facility in Miami or to a third-party optical laboratory in the United States, where lenses are cut and mounted into frames. These laboratories process most of the glasses ordered by our customers. Once processed at the laboratories, the finished products are then sorted and shipped using third-party carriers to our customers. Our eyeglasses are also shipped directly to our third-party distribution center in the United States for shipment directly to our customers and resellers. We depend in large part on the orderly operation of this distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our optical laboratory network and third-party distribution center. Increases in transportation costs (including increases in fuel costs), issues with overseas shipments, supplier-side delays, as well as reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, and unexpected delivery interruptions or delays also have the potential to derail our distribution process.

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to the COVID-19 pandemic, and limit our ability to procure timely delivery of supplies or finished goods and services. We face additional risks related to the manufacturing facility we contract with in China and suppliers in China, including port of entry risks such as longshoremen strikes, import restrictions, foreign government regulations, trade restrictions, customs, and duties.

We source components from suppliers located in China. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Given the recent change in the U.S. presidential administration, there is uncertainty whether there will be, and the resulting impacts of, any changes to U.S. government trade policy. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. While it is too early to predict how the current and future China tariffs will impact our business, our financial results may also be impacted by any resulting economic slowdown.

The inability to fulfill, or any delays in processing, customer orders through third party optical laboratory optical laboratory could result in the loss of customers, issuances of refunds or credits, and may also adversely affect our income and reputation. The success of our retail and e-commerce sales depends on the timely receipt of products by our customers and any repeated, intermittent or long-term disruption in, or failures of, the operations of our distribution center and/or optical laboratories could result in lower sales and profitability, a loss of loyalty to our brands, and excess inventory.

Furthermore, increases in compensation, wage pressure, and other expenses for our employees, may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, may increase our cost of products sold or selling, general, and administrative expenses. Our competitive price model and pricing pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.

We currently derive all of our revenue from sales of our glasses. A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operations.

We derive all of our revenue from the sale of one product line, our Lucyd Lyte smart eyewear. Our glasses are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a material decline in our revenue. Because we derive most of our revenue from the sale of our glasses, any material decline in sales of our glasses would have a material adverse impact on our business, financial condition, and operating results.

We face significant risks due to our dependency on foreign supply and manufacturing chains, geopolitical and economic changes, and changes in public perception about internationally sourced and manufactured products.

Since our component materials are sourced in China, our production may face additional risks such as, but not limited to: increased shipping costs, imposition of additional import or trade restrictions, increased custom duties and tariffs, legal or economic restrictions on our supplier and manufacturer’s ability to meet our needs, unforeseen delays in customs clearance of goods, transportation delays, issues with ports of entry, new and adverse foreign government regulations, political instability, war, natural disasters, and overall economic uncertainty. Our overseas sourcing and manufacturing could also suffer due to health-related concerns surrounding infectious diseases, such as Covid-19 safety measures in China, our primary country of supply. Public opinion about internationally sourced and manufactured products could be changed by negative press, which could have an impact on our customers’ confidence and satisfaction and could also have a negative impact on our public image and brand perception.

If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

The growth of our business is dependent upon our ability to continue to grow by cost-effectively retaining our existing customers and adding new customers. Although we believe that many customers originate from word-of-mouth and paid and non-paid referrals, we expect to continue to expend resources and run marketing campaigns to acquire additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base, or fail to retain customers, our net revenue will grow slower than expected or decline.

The growth of our e-commerce channel is critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for glasses than e-commerce offerings in other industries such as consumer electronics and apparel. Improving upon the consumer in-store experience through an online platform is difficult due to broad consumer demands on selection, quality, convenience, and affordability. Changing traditional optical retail habits is difficult, and if consumers and retailers do not embrace smart eyewear as we expect, our business and operations could be harmed.

Our ability to attract new customers and increase net revenue from existing customers also depends in large part on our ability to enhance and improve our existing products and to introduce new products and services, in each case, in a timely manner. We also must be able to identify and originate styles and trends as well as to anticipate and react to changing consumer demands in a timely manner. The success of new and/or enhanced products and services depends on several factors, including their timely introduction and completion, sufficient demand, and cost-effectiveness. New products that we develop may not be well received and could negatively impact our financial performance.

Our number of customers may decline materially or fluctuate as a result of many factors, including, among other things:

●	the quality, consumer appeal, price, and reliability of products and services offered by us;

●	intense competition in the optical retail industry by better financed participants;

●	negative publicity related to our brand or brand influencers;

●	the impact of the COVID-19 pandemic or a future outbreak of disease or similar public health concern;

●	customer dissatisfaction with changes we make to our products and services.

In addition, if we are unable to provide high-quality support to customers or help resolve issues in a timely and acceptable manner, our ability to attract new customers and retain customers could be adversely affected. If our number of customers declines or fluctuates for any of these reasons among others, our business would suffer.

Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.

Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to hold the goods unduly impact our financial results. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers, or the life cycle of our products. If we fail to adequately forecast demand for any product, or fail to determine the optimal product mix for production purposes, we may face production capacity issues in processing sufficient quantities of a given product. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or if we inappropriately price products, we may have to record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net revenue, and customer dissatisfaction. In addition, because we source components from suppliers located in China, our inventory management may be impacted by enactment or further escalation of tariffs, import restrictions, foreign government regulations, trade restrictions, customs, and duties.

Maintaining adequate inventory requires significant attention and monitoring of market trends, local markets, developments with suppliers, and our distribution network, and it is not certain that we will be effective in our inventory management.

If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.

Maintaining and enhancing our appeal and reputation as a stylish, innovative, and coveted brand is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products and services will depend on a number of factors, including our marketing efforts, ability to continue to develop our products and services, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. The strength of our brand will depend largely on our ability to provide stylish, technologically enhanced products and quality services at competitive prices. Brand promotion activities may not yield increased net revenue, and even if they do, the increased net revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also plan to expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we and Lucyd Ltd. may not always be successful in protecting the trademarks we license from Lucyd Ltd. Our trademarks may be diluted, and we may suffer harm to our reputation, or other harm to our brand. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected.

Unfavorable publicity regarding our products, customer service, or privacy and security practices could also harm our reputation and diminish confidence in, and the use of, our products and services. In addition, negative publicity related to key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.

We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.

We rely heavily on our in-house information technology and enterprise resource planning systems for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, our financial accounting and reporting, compensating our employees, and operating our website, mobile applications and in-store systems. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, security, and consistent operations of these systems, which are highly reliant on the coordination of our internal business and engineering teams. We also collect, process, and store sensitive and confidential information, including our proprietary business information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations.

Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics, and natural disasters; our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.

Our systems and those of our third-party service providers and business partners may be vulnerable to security incidents, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify our private and sensitive third-party information including personal health information, credit card information, and personal identification information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

Security incidents compromising the confidentiality, integrity, and availability of this information and our systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle.

We also rely on a number of third-party service providers to operate our critical business systems, provide us with software, and process confidential and personal information, such as the payment processors that process customer credit card payments, which expose us to security risks outside of our direct control and our ability to monitor these third-party service providers’ data security is limited. These service providers could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or our third-party service providers may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic.

A security breach may also cause us to breach our contractual obligations. Our agreements with certain customers, business partners, or other stakeholders may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security incident could lead to claims by our customers, business partners, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. In addition, our inability to comply with data privacy obligations in our contracts or our inability to flow down such obligations to our vendors, collaborators, other contractors, or consultants may cause us to breach our contracts. As a result, we could be subject to legal action, or our customers or business partners could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

In addition, any such access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU and United States. In addition, although we seek to detect and investigate all data security incidents, security breaches, and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

The cost of investigating, mitigating, and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others can be significant. Further, defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, revenues, results of operations, or cash flows. Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasing amounts of proprietary and sensitive data.

Our e-commerce and multichannel channel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

As an e-commerce and multichannel retailer, we encounter risks and difficulties frequently experienced by businesses with significant online and in-store sales. The successful operation of our business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. Risks associated with our e-commerce and multichannel business include:

●	uncertainties associated with our websites, mobile applications and in-store virtual try-on kiosks including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our systems software, inadequate system capacity, computer viruses, human error, security breaches, legal claims related to our systems operations, and fulfillment;

●	our partnership with select third-party apps, through which we sell a portion of our products, are subject to changes in their technology interfaces, website downtime and other technical failures, costs, and issues;

●	disruptions in internet service or power outages;

●	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;

●	rapid technology changes;

●	credit or debit card fraud and other payment processing related issues;

●	cybersecurity and consumer privacy; and

●	natural disasters or adverse weather conditions.

In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces, virtual and augmented reality, and other e-commerce marketing tools such as paid search and mobile application, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors, most of whom have significantly greater resources than we do, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive.

Our success depends on our customers’ willingness to adopt and use our products, as well as our ability to adapt and enhance our products. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our products and to meet customer needs at prices that customers are willing to pay. Such efforts will require adding new features, expanding related applications and responding to technological advancements, which will increase our research and development costs. If we are unable to develop solutions that address customers’ needs or enhance and improve our platform in a timely manner, we may not be able to increase or maintain market acceptance of our products. Further, we may make changes to our products that customers do not find useful. We may also face unexpected problems or challenges in connection with new applications or feature introductions.

Moreover, many competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to competitors’ research and development programs. If we fail to compete effectively with the research and development programs of competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver smart eyewear products at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

Our success and future growth depend largely upon the continued services of our management team, including our Chief Executive Officer Harrison Gross. From time to time, there may be changes in our executive management team resulting from the hiring or departure of our executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We do not maintain key person life insurance with respect to any member of management or other employee.

In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled employees with the skills and technical knowledge that we require, including software design and programming, eyewear design, marketing, merchandising, operations, and other key management skills and knowledge. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals.

Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability.

Technological advances in vision care, including the development of new or improved products, as well as future drug development for the correction of vision-related problems, could significantly change how vision care may be conducted and make our existing products less attractive or even obsolete. The greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, including radial keratotomy, photorefractive keratotomy, or PRK, and LASIK, may reduce the demand for our products, lower our sales, and thereby adversely impact our business and profitability.

We could be adversely affected by product liability, product recall or personal injury issues.

We could be adversely impacted by the supply of defective products, including the infiltration of counterfeit products into the supply chain or product mishandling issues. Product liability or personal injury claims may be asserted against us with respect to any of the products we sell or services we provide.

If the products that we sell, including those that we process, package, or label, are defective or otherwise result in product liability or personal injury claims against us, our business could be adversely affected and we could be subject to adverse regulatory action. If our products or services do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk, and face fines or penalties which could materially adversely affect our financial results.

Refunds, cancellations, and warranty claims could harm our business.

We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason and receive a full refund within the first 7 days for sales made through our website, 30 days for sales made through Amazon, and 30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns). At the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. If we experience a substantial increase in refunds, our cancellation reserve levels might not be sufficient and our business, financial condition, and results of operations could be harmed.

We expect a number of factors to cause our results of operations and operating cash flows to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to accurately forecast and achieve net revenues and appropriately plan our expenses;

●	changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;

●	the effectiveness of our internal controls;

●	the early-stage nature of our business and the need to scale our operations and,

●	the impact of the COVID-19 pandemic on our business.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through net proceeds from the sale of convertible loan notes common stock sales through two registered crowdfunds and our initial public offering. We cannot be certain when, or if, our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new products and improve existing products with new features or enhance our products and services with new technology, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. In particular, the ongoing COVID-19 pandemic has caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our products and services, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any additional debt could include restrictive covenants that restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

The occurrence of any of these foregoing risks could adversely affect our business, financial condition, and results of operations and expose us to unknown risks or liabilities.

Eyeglasses are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturer or optical laboratory, to obtain and maintain the necessary agency authorizations for our products could have a material adverse effect on our business.

We are an FDA registered eyewear importer, and we also engage in certain manufacturing, packaging, shipping and labeling activities that subject us and our overseas manufacturing partners to oversight by the FDA under the FDCA and its implementing regulations. The FDA regulates, among other things, with respect to medical devices: design, development and manufacturing, testing, labeling, content, and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; premarket clearance, classification and approval; recordkeeping procedures; advertising and promotion; recalls and field safety corrective actions; post market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export. The regulations to which we are subject are simpler than most medical products due to the relatively low risk classification of eyewear—regularly, only our lenses are reviewed for FDA clearance. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales. The FDA enforces its regulatory requirements through, among other means, periodic unannounced inspections. Failure to comply with applicable regulations could jeopardize our or our contract manufacturers’ ability to manufacture and sell our products and result in FDA enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of clearances or approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

Due to the nature of Vyrb as a social media application, and our collection of customer data in the process of taking orders, we are subject to rapidly changing and increasingly stringent laws, regulations, obligations, and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.

We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses and geolocation, and health information related to their ophthalmic prescriptions. These activities are regulated by a variety of federal, state, local, and foreign privacy, data security, and data protection laws and regulations, which have become increasingly stringent in recent years.

Domestic privacy and data security laws are complex and changing rapidly. Many states have enacted laws regulating the online collection, use, and disclosure of personal information and requiring that companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.

Further, the California Consumer Privacy Act (CCPA) took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our e-commerce platform, including our websites and mobile applications, rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was recently passed in California. The CPRA will restrict use of certain categories of sensitive personal information that we handle; further restrict the use of cross-context behavioral advertising techniques on which our products may rely in the future; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.

Additionally, we are subject to certain health information privacy and security laws as a result of the health information that we receive in connection with our products and services. These laws and regulations include not be adequate to indemnify us for the full extent of our potential liabilities.

Finally, since the Vyrb social app allows users to create and share various types of multimedia content in a public space operated by the Company, the Company has a basic responsibility to ensure that illegal or otherwise personally harmful content is removed from the platform with speed, which if we fail to do so, could potentially result in legal action against the Company.

Our business could be adversely impacted by changes in the internet and mobile device accessibility of users. Companies and governmental agencies may restrict access to our products and services, our mobile applications, website, application stores, or the internet generally, which could negatively impact our operations.

Our business depends on customers accessing our products and services via a mobile device or a personal computer, and the internet. We may operate in jurisdictions that provide limited internet connectivity. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our products and services. In addition, the internet infrastructure that we and our customers rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our products and services. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

Governmental agencies in any of the countries in which we or our customers are located could block access to or require a license for our mobile applications, website, or the internet generally for a number of reasons, including security, confidentiality, or regulatory concerns. In addition, companies may adopt policies that prohibit their employees from using our products and services. If companies or governmental entities block, limit, or otherwise restrict customers from accessing our products and services, our business could be negatively impacted, the number of customers could decline or grow more slowly, and our results of operations could be adversely affected.

We could incur significant liabilities related to, and significant costs in complying with, environmental, health, and safety laws and regulations.

Our operations are subject to various national, state, and local environmental, health, and safety laws and regulations that govern, among other things, the health and safety of our employees and the end-users of our products and the materials used in, and the recycling of, our products and their packaging. Non-compliance with, or liability related to, these laws and regulations, which tend to become more stringent over time, could result in substantial fines or penalties, injunctive relief, civil, or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury.

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic non-recyclable waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on single-use plastic bags, paper bags, reusable bags, and packaging materials. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes could result in increased cost of packaging for our products or otherwise require us to alter our current packaging and bagging practices. Additional regulatory efforts addressing other environmental or safety concerns in the future could similarly impact our business, financial condition, and results of operations.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, false advertising, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we grow, we may see a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.

Risks Related to Intellectual Property

We license some of our technology from Lucyd Ltd., the majority stockholder of the Company, and our inability to maintain this license could materially affect our business, financial condition, and operating results.

Some of our current intellectual property is licensed from Lucyd Ltd., the majority stockholder of the Company, pursuant to a license agreement we entered into with Lucyd Ltd. on April 1, 2020 (the “License Agreement”). Pursuant to the License Agreement, we acquired an exclusive, worldwide license that is royalty-free, fully paid up, and perpetual license for the exclusive use of certain assets of Lucyd Ltd. related to Innovative Eyewear current products and trademarks. There can be no assurance that the license will not be terminated by Lucyd Ltd. and if we are unable to continue to license the technology (because of, for example, intellectual property infringement claims brought by third-parties against us or against Lucyd Ltd.) then our business, financial condition and operating results would be adversely affected. Please see “Business—Material Agreements” for a more complete description of the License Agreement.

Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.

Our success depends to a significant degree on Lucyd Ltd.’s ability to obtain, maintain, protect, and enforce our licensed intellectual property rights, including those in our proprietary technologies, know-how, and brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter misappropriation or other violation of or otherwise protect our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or available in every jurisdiction in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary technology and content, and adversely affect our ability to compete effectively. Further, even if we are successful, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition, and results of operations.

If we fail to protect our intellectual property rights adequately, our competitors may gain access to our licensed intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. There can be no assurance that our patent applications will result in issued patents and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with claims sufficiently broad to provide meaningful competitive advantages or may be successfully challenged by third parties. There is also no guarantee that our pending trademark applications for any mark will proceed to registration; our pending applications may be opposed by a third party prior to registration; and even those trademarks that are registered could be challenged by a third party, including by way of revocation or invalidity actions. For example, we have registrations in a number of foreign countries in which we are not currently offering goods or services, and those registrations could be subject to invalidation proceedings if we cannot demonstrate use of the marks by the applicable use deadlines in those countries. In addition, because patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not be able to obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenue. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours. Third parties may apply to register our trademarks or other trademarks similar to our trademarks in jurisdictions before us, thereby creating risks relating to our ability to use and register our trademarks in those jurisdictions. In addition, there could be potential trade name or trademark ownership or infringement claims brought by owners of other rights, including registered trademarks, in our marks or marks similar to ours. Any claims of infringement, brand dilution, or consumer confusion related to our brand (including our trademarks) or any failure to renew key license agreements on acceptable terms could damage our reputation and brand identity and substantially harm our business and results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights.

We generally enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or the distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings and capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property rights. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. Further, any changes in law or interpretation of any such laws, particularly intellectual property laws, may impact our ability to protect, register, or enforce our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings and capabilities, impair the functionality of our offerings and capabilities, delay introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation.

Domain names generally are regulated by internet regulatory bodies, and the regulation of domain names is subject to change. Regulatory bodies have and may continue to establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. We may not be able to, or it may not be cost-effective to, acquire or maintain all domain names that utilize the name “Lucyd Ltd.” or “Innovative Eyewear” in all of the countries in which we currently conduct or intend to conduct business. If we lose the ability to use a domain name, we could incur significant additional expenses to market our products within that country, including the development of new branding. This could substantially harm our business, results of operations, financial condition and prospects.

We may incur costs to defend against, face liability or for being vulnerable to intellectual property infringement claims brought against us by others.

Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we expand our business and the number of products we offer. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. We may be particularly vulnerable to such claims, as companies having a substantial online presence are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us.

We rely on contracts and releases for ownership of copyrighted materials and the right to use images of individuals on our webpage and marketing material, and we may be subject to claims that we did not properly obtain rights, consent, a release, or permission to use certain content or imagery. Many potential litigants have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, could require us to cease use of such intellectual property, and could create ongoing obligations if we are subject to agreements or injunctions (stipulated or imposed) preventing us from engaging in certain acts. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign or rebrand our products, license rights from third parties on potentially unfavorable terms, cease using certain brand names or other intellectual property rights altogether, make substantial payments for royalty or license fees, legal fees, settlement payments or other costs or damages, or admit liability. Such outcomes could encourage others to bring claims against us. To the extent we seek a license to continue offerings or operations found or alleged to infringe third-party intellectual property rights, such a license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. In the event we are required to develop alternative, non-infringing technology, this could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense, and may ultimately not be successful. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.

Risks Related to Our Dependence on Third Parties

We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.

We purchase all of the inputs for our products, including eyeglass frames, temples with electronics embedded within them, prescription lenses, sun lenses, demo lenses, hinges, packaging materials and other components, parts, and raw materials, directly or indirectly from domestic and international suppliers. For our business to be successful, our suppliers must be willing and able to provide us with inputs in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of inputs on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.

We typically do not enter into long-term contracts with our suppliers and, as such, we operate without significant contractual assurances of continued supply, pricing or access to inputs. Any of our suppliers could discontinue supplying us with desired inputs in sufficient quantities or offer us less favorable terms on future transactions for a variety of reasons. The benefits we currently experience from our suppliers’ relationships could be adversely affected if our suppliers:

●	discontinue selling products to us;

●	raise their prices;

●	increase lead times for products and/or key components

We also source inputs directly from suppliers outside of the United States, including China. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver inputs, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, and economic uncertainties in the countries from which we or our suppliers source our products.

Additionally, sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses globally due to the COVID-19 pandemic.

We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

We rely on a limited number of third-party suppliers and contract manufacturers for the components that go into the manufacturing of our products. In particular, our frames are provided by only a handful of suppliers. We also assemble and fulfill prescription glasses at a single third-party optical laboratory. Our reliance on a limited number of contract manufacturers and logistics partners for our products increases our risks of being unable to deliver our products in a timely and cost-effective manner. In the event of interruption from any of our contract manufacturers or our own fulfillment capabilities, we should be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs or substantial delays.

Our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an epidemic such as COVID-19, or other interruption at a particular location. In particular, the ongoing COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our products, which could adversely impact our revenue, gross margins, and operating results.

Additionally, we do not own or operate a warehouse or a warehouse management company or system, and we currently rely on three third-party warehouses. Because a significant percentage of our products are stored in and shipped out of third-party warehouses, we face significant risks such as, but not limited to: our operations could be disrupted and our inventory could be destroyed by earthquakes, floods, fires or other natural disasters or other events outside of our control, or the control of our third-party warehouse. Our dependence on third-party warehouses also exposes us to the risk that the warehouse may experience operational disruptions due to security or computer viruses, software and hardware failure, power interruptions and other system failures. If we encounter problems with our third-party warehouse, we may be unable to meet customer expectations, manage our inventory and fulfillment capacity, complete sales, fulfill orders in a timely fashion, and our ability to achieve objectives for operating efficiencies could be adversely affected, all of which could harm our reputation and our relationship with our customers.

Our projects could be hindered due to our dependence on third parties to complete many of our contracts.

In the current economic environment, third parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third-party subcontractor, supplier or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.

We depend on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control and as we grow our customer acquisition costs may rise.

Our success depends in part on our ability to attract consumers to our website, mobile applications, and retail partners to convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources for traffic to our website, mobile applications, and select application partners.

With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers and traffic to our website could decrease, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We plan to rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.

We procure third-party insurance policies or plan to procure policies to cover various operations-related risks including employment practices liability, workers’ compensation, property and business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

General Risk Factors

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Since the completion of our initial public offering in August 2022, we have been required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act (and the rules and regulations of the Securities and Exchange Commission thereunder). Once we no longer qualify as an “emerging growth company” under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above and depending on our status as per Rule 12b-2 of the Securities Exchange Act of 1934, as amended, our independent registered public accounting firm may also need to attest to the effectiveness of our internal control over financial reporting under Section 404.

Based on the number of personnel available to serve the Company’s accounting function, management believes we are not able to adequately segregate responsibility over financial transaction processing and reporting. Further, the Company does not have a formal internal control environment in place and operating effectively. As such, we have identified these issues as material weaknesses in our internal control over financial reporting and insufficient controls with respect to revenue recognition, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of internal controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be materially and adversely affected and the market price of our common stock could be negatively affected, which could require additional financial and management resources.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income, or other taxes relating to our activities. Tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and digital services. New or revised international, federal, state, or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, digital taxes, sales taxes, VAT, and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. However, as eyewear is a necessary medical device for a large segment of the population, we believe our business is more insulated from economic forces compared to other consumer electronics.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our listing; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this 10-K. We base our estimates on short duration historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: inventory valuation; intangible assets; income taxes; valuation of our common stock and equity awards; revenue recognition, including revenue-related reserves; shipping and handling; and the computation of earnings/loss per share. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

We currently have General Liability and Product Liability policies covering our business. These policies may not provide sufficient coverage in the face of significant claims or multiple claims. Claims exceeding our insurance coverage could create significant increases in internal costs. This even could have a material adverse effect on our business, financial condition, and operating results.

We may decide to pursue strategic licensing deals to accelerate our growth. These potential brand acquisitions may not be successful. We may not be able to successfully integrate future IP acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.

If we license an intellectual property (IP) from a company, there can be no assurance that we will be able to profitably manage this intellectual property or successfully integrate a new business unit without substantial costs, delays or other operational or financial problems. There can be no assurance that the IP we acquire in the future will achieve anticipated revenues and earnings. Additionally:

●	the key personnel operating the acquired IP may decide not to work with us;

●	we may be unable to maintain uniform standards, controls, procedures and policies among acquired IPs;

●	we may be unable to successfully implement infrastructure, logistics and systems integration;

●	we may be held liable for legal claims (including environmental claims) arising out of activities of the acquired IP prior to our acquisitions, some of which we may not have discovered during our due diligence, and we may not have indemnification claims available to us or we may not be able to realize on any indemnification claims with respect to those legal claims;

●	we will assume risks associated with deficiencies in the internal controls of acquired IPs;

●	we may not be able to realize the cost savings or other financial benefits we anticipated; and

●	our ongoing business may be disrupted or receive insufficient management attention.

Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

Risks Related to Our Common Stock

Our directors, executive officers and principal stockholders have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our executive officers, directors and principal stockholders and their affiliates own 5,189,085 shares of our common stock, or approximately 67% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 17, 2023. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Lucyd Ltd., our principal stockholder, beneficially owns greater than 50% of our outstanding shares of common stock, which causes us to be deemed a “controlled company” under the rules of NASDAQ.

Lucyd Ltd. currently controls approximately 67% of the voting power of our capital stock. As a result, Lucyd Ltd. owns more than 50% of our outstanding shares and as such, we are a “controlled company” under the rules of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the Board of Directors consist of independent directors;

●	the board maintain a nominations committee with prescribed duties and a written charter; and

●	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, however, we do not intend take advantage of any of these exemptions. Despite the fact we do not intend to take advantage of these exemptions, our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price.

Separately, although our audit committee is currently in compliance and we intend to maintain compliance with NASDAQ rules, we are permitted to phase-in our compliance with the independent audit committee requirements set forth in NASDAQ rules, as follows: (1) one independent member of the audit committee at the time of listing, (2) a majority of independent members of the audit committee within 90 days of listing, and (3) all independent members of the audit committee (i.e., at least three members) within one year of listing. During these phase-in periods, our stockholders would not have the same protections afforded to stockholders of companies who have more ‘independent’ members of its audit committee and, if, within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with the NASDAQ listing requirements, we may be subject to enforcement actions by NASDAQ.

The market prices of our common stock has been volatile and can fluctuate substantially, which could result in substantial losses for our investors.

The market price of our common stock is highly volatile, and since our initial public offering in August 2022, the market price of our common stock has ranged from $0.70 to $7.00 per share. The market price of our securities could be subject to wide fluctuations in response to a variety of factors, which include:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	the passage of legislation or other regulatory developments affecting us or our industry;

●	speculation in the press or investment community;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	natural disasters and other calamities; and

●	changes in general market and economic conditions.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market and industry factors may negatively affect the market price of our common stock and Warrants, regardless of our actual operating performance. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Accordingly, you must rely on the sale of your common stock after price appreciation, which may never occur, as the only way to realize any future gain on your investment.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to the introduction of technologically more advanced products, seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;

●	changes in interest rates;

●	macroeconomic conditions, both nationally and locally;

●	changes in consumer preferences and competitive conditions;

●	expansion to new markets;

●	weather conditions in the regions we operate;

●	increases in infrastructure costs; and

●	fluctuations in commodity prices.

Unanticipated fluctuations in our quarterly operating results could result in a decline in our stock price.

Our failure to meet the continued listing requirements of NASDAQ could result in a de-listing of our common stock and Warrants.

If we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock and Warrants. Such a de-listing would likely have a negative effect on the price of our common stock and Warrants and would impair your ability to sell or purchase our common stock and Warrants when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock and Warrants to become listed again, stabilize the market price or improve the liquidity of our common stock and Warrants, prevent our common stock and Warrants from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

If our shares are delisted from NASDAQ and become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on NASDAQ and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 11900 Biscayne Blvd., Suite 630, North Miami, Florida 33181. Our executive offices are provided to us by the parent of our majority stockholder, Tekcapital. We consider our current office space adequate for our operations.

From June 1, 2020, through February 1, 2022, we paid Tekcapital $25,000 per fiscal quarter under a management service agreement, which included rent-free office space, utilities, advisory services and other services. This agreement was amended effective February 1, 2022 such that we are billed $35,000 per fiscal quarter and no longer receive rent-free office space. Since then, Tekcapital bills us for an allocation of rent paid by Tekcapital on our behalf, and we recognized $74,442 of expense related to rent for the year ended December 31, 2022. Our management service agreement with Tekcapital does not stipulate a specific maturity date, and can be terminated with 30 calendar days written notice by any party.

Item 3. Legal Proceedings.

We are not the subject of any material pending legal proceedings, however, may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, we are not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and Warrants trade on the NASDAQ Capital Market under the symbols “LUCY” and “LUCYW,” respectively since August 15, 2022. Prior to that date, there was no public market for our common stock or Warrants.

Holders

As of December 30, 2022, the approximate number of holders of record of our common stock was 3,828 and the closing price of our common stock was $1.37 per share. As of December 30, 2022, the approximate number of holders of record of our Warrants was 1 and the closing price of our Warrants was $0.15 per Warrant.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Use of Proceeds from Registered Securities

On August 17, 2022, we consummated our initial public offering of 980,000 units at a price to the public of $7.50 per unit, each unit consisting of one share of Common Stock and two Warrants, with each Warrant exercisable to acquire one share of common stock. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261616). The SEC declared the registration statement effective on August 12, 2022. Of the gross proceeds received from the initial public offering, we received approximately $6.1 million, and we paid a total of approximately $588,000 in underwriting discounts and commissions and $600,000 for other costs and expenses related to the initial public offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 16, 2023, pursuant to Rule 424(b).

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the three months ended December 31, 2022.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the accompanying “Index to Consolidated Financial Statements” included within this Annual Report on Form 10-K. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning factors that are beyond our control.

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

Our mission is to Upgrade Your Eyewear®. Our smart eyewear is a fusion of headphones with glasses, bringing vision correction and protection together with digital connectivity and clear audio, while also offering a solution for listening to music outdoors (as compared to in-ear headphones). The convenience of having a Bluetooth headset and comfortable glasses in one, especially for those who are already accustomed to all-day eyewear use, offers a lifestyle upgrade at a price similar to traditional prescription eyewear.

After the full launch of Lucyd Lyte in January 2021, we had strong interest and demand from customers in the U.S. and have since sold thousands of our smart eyewear. In order to meet the growing demand for our products, and in an effort to expand our reach, we have engaged over 180 unique wholesale accounts. All of our products are designed in Miami, manufactured in Asia, and currently sold through two major types of channels:

1.	e-commerce, primarily via our website (Lucyd.co) and marketplaces such as Amazon, Bestbuy.com, and DicksSportingGoods.com; and,

2.	a growing network of independent eyewear and sporting goods stores.

We apply a manufacturer suggested retail price (“MSRP”) of $199 (for our standard frames) to $229 (for our titanium frames) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels, with our wholesale pricing offering volume discounts to these prices. Please refer to discussion in the Components of Results of Operations for more details regarding our pricing structure.

We are working to expand these channels with national eyewear chains, big box retail stores (electronics, sporting goods, general merchandise) and specialty retail stores.

We view this business model as capital light, by electing not to build our own manufacturing facilities and Company-owned retail distribution, but rather contract with existing sources of production and proven consumer-facing retail distribution.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 virus a “pandemic.” This contagious disease outbreak has continued to spread across the globe and has had an impact on worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees, by following the CDC guidelines. Specifically, we set up a system that enabled our employees to work remotely when it was beneficial for them or when they felt ill. Additionally, precautionary measures that have been adopted may negatively affect our ability to sell our products. This includes, for example, reducing company attendance at trade shows. Additionally, our product is manufactured in China and shipped from China on a regular basis. We have not experienced substantial delays in manufacturing or shipping due to COVID-19; however, we are exposed to such risk in the future as a potential impact of COVID-19. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease consumer spending and adversely affect demand for our products.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores such as cellular shops. To address this, we assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently offer an expansive line of 16 different styles and several accessories, with plans to continuously expand this offering over time.

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched the Lucyd Digital Try-on Display for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on virtually. This proprietary virtual try on software and display is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences.

Investing in business growth

We believe that people care about what they wear on their faces, and because we understand that customers have diverse preferences about the shape, size and design of their eyewear, we aim to continuously invest in the design and development of new models in an effort to provide the consumer with a wide selection of styles, colors and finishes.

We are offering a strong co-op marketing program with retail stores, and intend to expand our sales, marketing and brand ambassador teams to broaden our brand awareness and online presence. We will also increase our general and administrative expenses in the foreseeable future to cover the additional costs for finance, compliance, supply chain, quality assurance and investor relations as we grow as a public company.

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have over 250 retail stores selling Lucyd Lyte primarily in the United States and Canada, across 180 unique wholesale accounts. Based on the existing demand for our products, current distribution and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2023.

Re-order ratio (B2B)

Many of the retail stores that placed initial stocking orders, either directly or through our wholesale distributors, have also placed follow-on orders in the few short months since launching our wholesale business in June 2021. As of December 31, 2022, 28.6% of stores have re-ordered our product. Smart eyewear is still a new, emerging category for our optical sales partners. As such it can be expected that their sell-through rate is slower compared to traditional eyewear, and we expect many accounts to take some time to familiarize their clientele with the product category before reordering. We believe our reorder rate is a positive signal, given the overall lack of awareness of smart eyewear among consumers. The fact that a reasonable portion of our retail partners are experiencing enough early success and sell-through with our products to drive them to reorder, is an indication that success can be had with our product for the stores willing to put in the effort to merchandise it well, and educate staff and customers about it.

We expect this number to gradually increase as we continue to improve our product, roll out our co-op marketing program and introduce more of our virtual try-on kiosks into retail stores, to facilitate customer education and product sell-through.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of December 31, 2022, we received a total of 11,988 orders from customers online. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Net Revenue

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, and on our own website Lucyd.co and on Amazon.

Our flagship product line increased in price with the launch of the version 2.0 models, from $149 to $199 on acetate models, and $179 to $229 on titanium models for non-prescription glasses across all of our online channels. In addition, we have introduced a minimum advertised price on the new models of $169 and $199, respectively, to support our retail partners with guaranteed minimum pricing.

When adding a prescription lens upgrade to our glasses on the Lucyd.co website, the price can increase from between $40 for a basic clear prescription lens, all the way up to $450 for the latest Transitions® progressive bifocal lens. Glasses with prescription lenses are only available through our website Lucyd.co, while our sales through Amazon and to our retail partners only include non-prescription glasses.

U.S. consumers enjoy free USPS first class postage, with faster delivery options available for extra cost, for sales processed through our website. For Amazon sales, shipping is free for U.S consumers while international customers pay shipping charges. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers. We charge applicable state sales taxes for both online channels and all other marketplaces on which sell.

Our wholesale pricing for eyewear sold to retail store partners and distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale retail orders, no e-commerce fees are applicable.

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

When consumers place their orders directly on our online store, we save approximately 12-15% on marketplace fees than when consumers place their orders directly from third-party platforms like Amazon and eBay.

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

We anticipate our cost of goods sold, on a per unit basis, will decrease with scale, and this will likely have a positive impact on our gross margins.

Operating Expenses

Our operating expenses consist primarily of:

●	general & administrative expenses that include primarily consulting and payroll expenses, IT & software, legal, stock compensation expense, postage and non-customer product shipping, and other administrative expense;

●	sales and marketing expenses including cost of online and TV advertising, marketing agency fees, influencers, trade shows, and other initiatives;

●	related party management fees for a range of back-office services provided by Tekcapital LLC and

●	research and development expenses related to (i) development of new styles and features of our smart eyewear, (ii) development and improvement of our e-commerce website, and (iii) development of our Vyrb social media app for wearables.

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

Results of Operations

Years Ended December 31, 2022 and 2021

	Year ended December 31,
	2022		2021		2022 vs 2021
Revenues, net	659,788	100%	690,670	100%	(30,882)	-4%
Less: Cost of Goods Sold	(716,077)	109%	(542,416)	79%	(173,661)	32%
Gross Profit	(56,289)	-9%	148,254	21%	(204,543)	-138%

Operating expenses:
General & administrative	(2,796,669)	424%	(1,386,079)	201%	(1,410,590)	102%
Sales and marketing	(2,059,012)	312%	(1,771,012)	256%	(288,000)	16%
Research and development	(524,692)	80%	(86,261)	12%	(438,431)	508%
Related party management fee	(140,000)	21%	(109,975)	16%	(30,025)	27%
Total Operating Expenses	(5,520,373)	837%	(3,353,327)	486%	(2,167,046)	65%

Other Income/(Expense):
Interest Expense	(105,171)	16%	(39,433)	-6%	(65,738)	0%
Total Other Income/(Expense)	(105,171)	16%	(39,433)	-6%	(65,738)	0%

Net Loss	(5,681,833)	861%	(3,244,506)	470%	(2,437,327)	75%

Revenue

Our revenues for the year ended December 31, 2022, were $659,788, representing a decrease of approximately 4% as compared to revenues of $690,670 during the year ended December 31, 2021. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses, and accessories. The decline in revenue was primarily attributable to several factors, including unfavorable channel mix as described in the following paragraph, partially offset by higher unit volumes, and favorable price impacts as we increased the MSRP of our flagship product line with the launch of the version 2.0 models in the current year. Additionally, due to the relative age of the version 1.0 models on the market, we deployed significant discounts on those models to assist in inventory turnover. Finally, we experienced an increase in the rate of customer returns due to minor product imperfections that were the result of supplier inaccuracies in manufacturing. These manufacturing imperfections have been wholly addressed with our new version 2.0 product line. In addition, we anticipate that new licensing agreements which we entered into during 2022 will help to increase our sales in 2023 and beyond.

For the year ended December 31, 2022, approximately 32% of sales were processed on our online store (Lucyd.co), 38% on Amazon, and 30% with reseller partners. This sales channel mix impacted our revenue for the period, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the year ended December 31, 2022, we generated $579,214 of revenue from sales of non-prescription frames and accessories and $80,574 was generated from sales of frames with prescription lenses. All of the $252,799 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $208,477 in online sales generated through Lucyd.co, $80,574 related to frames with prescription lenses and $127,873 of glasses sold were with non-prescription lenses. E-commerce sales are the most material portion of our sales to date. There were several notable advances in the Company’s technology products and partnerships in 2022 which speak to the potential to grow revenues well beyond the current level.

Key hardware improvements include the development of a new proprietary four-speaker audio temple for the Lucyd Lyte flagship line, the increase in battery life of all of our flagship to 12 hours of playback, which is longer than the vast majority of wireless audio products, and design improvements to the frames overall that were the result of hiring two new expert eyewear designers.

Key software improvements include the development of a live broadcasting feature on the Company’s proprietary Vyrb mobile app, the ability to import any form of audio content into Vyrb to support the migration of existing audio content creators to the platform, and the introduction of the Company’s Digital Try-on Display into dozens of retail stores, to offer an immersive product experience for in-store shoppers at our partner locations.

The Company believes that Nautica Powered by Lucyd line launching in 2023, made possible by the exclusive agreement with Authentic Brands Group for the Nautica brand, represents significant revenue potential in the coming year. The Company intends to partner with Nautica-branded sales channels, and expects to be able to increase our presence in other retail channels via the Nautica brand, a household name in dozens of countries.

For the year ended December 31, 2021, approximately 41% of sales were processed on our online store (Lucyd.co), 39% on Amazon and 20% with retail store partners. This sales channel mix impacted our revenue for the period, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the year ended December 31, 2021, we generated $530,885 of revenue from sales of nonprescription frames and $159,815 was generated from sales of frames with prescription lenses. All of the $266,733 in sales generated on Amazon.com during the period were for non-prescription frames as we only offer prescription lenses through our website. Of the $282,364 in online sales generated through Lucyd.co, $159,785 related to frames with prescription lenses and $122,579 of glasses sold were with non-prescription lenses. Lucyd.co sales are the most material portion of our sales to date, aided by higher price compared to retail store pricing as well as additional revenue recorded due to sales of prescription lenses.

We expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We pursued growth in retail store segment in the year ended 2021 and during 2022, growing our retail store presence to over 250 stores as of December 31, 2022.

Cost of goods sold

Our total cost of goods sold increased to $716,077 for the year ended December 31, 2022, as compared to $542,416 for the year ended December 31, 2021. This increase was primarily driven by the combination of (i) a $78,288 write-off of inventory as a result of our physical inventory count procedures performed in December 2022 and (ii) damaged inventory received from one of our suppliers in 2022, which resulted in write-offs of $69,532 of inventory. Subsequently, we have engaged new suppliers for our product sourcing. The Company faced a supply chain challenge in 2022, and received two shipments of glasses that included a few thousand defective units. Once the high rate of defects became apparent, the Company immediately undertook a second 100% inspection of all inventory, and discovered the extent of the issue. The Company then worked to pull any problematic units from standing inventory, and also offered immediate replacement to any customers experiencing issues with any units from these batches. As a result of these problems, the Company severed the relationship with that supplier and conducted a detailed research investigation in China to identify better potential manufacturers of our products, and settled on two new suppliers.

Although the Company was reimbursed for a portion of these units from the old supplier, in some cases the units were not discovered to be defective until many months after receipt from the manufacturer and were not able to be compensated.

Early customer feedback on the Lyte 2.0 products and feedback from our independent inspection team, indicates that our products from our new suppliers have improved reliability and build quality compared to the original Lyte product, therefore the Company expects significantly less damaged inventory in the future.

In regards to the Company’s overall cost of goods, they have remained relatively constant with an increase of only $4-5 per unit compared to the previous supplier - however the improved components and aesthetics allowed the company to adjust the retail MSRP of our products upward by $50, which compensates well for this increase. Our wholesale prices adjusted $10 upward to compensate for this increase.

A positive development in COGs is a significant decrease in air shipping costs in the latter half of 2022 ($6.50 per unit at the height of the pandemic to $3.50 per unit in Q4 2022), with the company able to ship goods at approximately just over half the price per unit by air compared to 2021 and H1 2022, and with a new sea route available through our local 3PL partner at approximately $1.50/unit.

Smart eyewear is a highly specialized product that has the combined specifications and component requirements of a wireless Bluetooth headset and optical eyewear in one, meaning it is expensive to manufacture in small quantities of a few thousand at a time. As demand and awareness for smart eyewear continues to grow, the Company expects that its per unit cost will decrease as its order volumes increase.

Key components of cost of goods sold for the year ended December 31, 2022 included, but were not limited to, the cost of frames of $478,020, cost of prescription lenses incurred with our third-party vendor of $104,217, affiliate referral fees, sales commission expense, and e-commerce platform fees of $128,340, and quality assurance costs related to our products sold of $5,500. Out of our total cost of goods sold for the year ended December 31, 2022, $113,024 related to orders with prescription lenses, while $639,294 pertained to non-prescription orders.

For the year ended December 31, 2022, approximately 32% of sales were processed on our online store (Lucyd.co), 38% on Amazon, and 30% with reseller partners. This sales channel mix impacted our cost of goods sold, as the cost of prescription lenses attributable to our Lucyd.co sales increased our cost of goods sold through Lucyd.co while not impacting cost of goods sold for sales realized through Amazon or retail store partners. As we continue to grow our business, we expect that our cost of goods sold per unit will decrease as we realize economies of scale.

Key components of cost of goods sold for the year ended December 31, 2021 included, but were not limited to, the cost of frames of $303,909, cost of prescription lenses incurred with our third-party vendor of $144,957, affiliate referral fees, sales commission expense, e-commerce platform fees of $89,950, and quality assurance costs related to our products sold of $3,600. In Q4 2022, the company standardized all custom lens profit margins at 35%, except one variant, the basic Single Vision clear prescription lens, which is sold at a 17.5% margin to enable the company to advertise an competitive $40 basic prescription upgrade price.

A number of factors in 2022 caused our overall lens lab vendor costs to be higher than revenue from lenses sold:

●	Primarily, a large number of prescription units are provided annually as promotional items to influencers, investors, online and traditional media, and other press outlets for the purpose of gaining various forms of brand awareness, investor interest and site traffic for the company.

●	The lens lab charges the Company $3,000 annually for the storage of frames in their facility.

●	Improperly cut prescriptions, and pairs lost in transit, both infrequent occurrences, are typically replaced for free to enhance customer retention and customer lifetime value.

●	When a frame does not properly fit a customer, sometimes a new lens set is provided for free in a different frame that will fit the customer properly.

●	Warranty replacements sometimes require a new lens set to be made at no cost to the consumer.

●	Our 7-day return policy provides customers comfort when trying our products, but sometimes causes a prescription pair to be returned (custom lenses are refunded in store credit, which may be used to purchase an additional lens set). With active customer care, we are able to keep our return rate low on Lucyd.co (our only prescription channel).

●	In conclusion, prescription lenses can often be expensive, running to the hundreds of dollars per set for specialty and bifocal lenses, so a seemingly low number of free prescription pairs can cause a large deficit. However, prescription fitted smart eyewear is a USP of the Company and an incredibly useful tool for attracting positive media coverage. As we continue to scale up the volume of our ecommerce business, we fully expect the standardized lens profit margin to bring more revenue than overall lens costs in the future.

Out of our total cost of goods sold for the year ended December 31, 2021, $211,620 related to orders with prescription lenses, while $330,796 pertained to non-prescription orders. For the year ended December 31, 2021, approximately 41% of sales were processed on our online store (Lucyd.co), 39% on Amazon and 20% from retail store partners.

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

We anticipate growth in both wholesale and e-commerce channel sales in 2023, and we also expect corresponding growth in total cost of goods sold, primarily from additional product related costs.

Gross (deficit) profit

Our gross profit decreased to negative $56,289 for the year ended December 31, 2022, as compared to positive $148,254 for the year ended December 31, 2021. This decrease was primarily driven by the aforementioned inventory write-offs during the current year totaling $147,820.

We expect gross profit for the fiscal year ending December 31, 2023, to improve, primarily due to economies of scale from large, anticipated orders. As we expect retail stores to become our primary sales channel as we on board new stores, we also expect our overall gross margin to be better than that of the wholesale channel, since no e-commerce platform fees or prescription lens costs apply in wholesale channels.

Operating expenses

Our operating expenses increased by 65% to $5,520,373 for the year ended December 31, 2022, as compared to $3,353,327 for the year ended December 31, 2021. This increase was primarily due to the expansion of our business following the launch of Lucyd Lyte in January 2021 and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 102% to $2,796,669 for the year ended December 31, 2022, as compared to $1,386,079 for the year ended December 31, 2021. This increase was primarily attributable to (i) an increase of approximately $436,000 in employee-related costs, resulting from increases in our staffing and new employment agreements entered into with executives, (ii) increased costs associated with being a publicly-traded company, including directors’ remuneration, legal and insurance expense, and public and investor relations, which altogether resulted in an increase in expense of approximately $416,000, (iii) bad debt expense in the current year of approximately $116,000, and (iv) an increase in consulting fees of approximately $103,000 as a result of our growth and increased used of consultants.

Sales and marketing expenses

Our sales and marketing expenses increased by 16% to $2,059,012 for the year ended December 31, 2022, as compared to $1,771,012 for the year ended December 31, 2021. The increase was primarily due to our multi-prong sales and marketing strategy, growing continuously over the past two years after the launch of our main product in January 2021.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of e-commerce platforms we sell our products on, invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Related party management fee

Our related party management fee was $140,000 for the year ended December 31, 2022, as compared with $109,975 for the year ended December 31, 2021. This increase was due to increased scope of assistance received under the agreement, corresponding to continuous scale-up of Company’s operations after launch of its flagship product in the first quarter of 2021. The management fees are related to the management services agreement between us and an affiliate of our Parent.

Research and development costs

Our research and development costs increased by 508% to $524,692 for the year ended December 31, 2022, as compared with $86,261 for the year ended December 31, 2021. The increase was primarily due to stock-based compensation totaling $263,612 in addition to the increased cost of new frame development as the Company continued to expand its product line. Eyewear R&D includes the purchase and testing of new components, the compensation of staff involved primarily in frame design and the creation of new eyewear molds. Software R&D includes the portion of the work hours spent by the CEO and CTO on new software development on the Vyrb app and our glasses, and external coding teams we have engaged to write the programming for our software, and enhance our software user experiences with code updates. Other software costs such as the Apple Developer program are nominal fees only.

Liquidity and Capital Resources

Cash Flow Data:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Net cash flows from operating activities	$(3,224,418)	$(1,214,160)
Net cash flows from investing activities	(219,951)	(118,454)
Net cash flows from financing activities	6,955,751	1,385,318
Net Change in Cash	$3,511,382	$52,704

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

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents, proceeds from the aforementioned offering, proceeds received from investors’ exercises of warrants, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months. In February 2023, investors exercised warrants to purchase an aggregate of 408,600 shares of our common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to us of $1,532,250.

However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. The COVID-19 pandemic along with other geopolitical and macroeconomic factors has caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

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

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, we recorded an inventory prepayment in the amount of $197,750 and $64,715, respectively, related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after December 31, 2022 and 2021, respectively.

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

The fair value of common stock used in the option pricing model for stock-based awards granted in 2021 was determined using the most recent price paid by independent investors through a Regulation Crowdfunding (“CF”) securities offering undertaken by the Company. For the majority of time during which stock option awards were granted by the Company in 2021, we had been raising funds from investors under Regulation CF campaigns, with a significant number of transactions from both accredited and non-accredited investors. Specifically:

●	from June 2020 to April 2021, we were conducting a REG CF offering of our shares of common stock at a price of $1 per share, and we utilized this $1 per share price to issue and value our stock-based awards during such period, and

●	from May 2021 to September 2021, we were conducting a second REG CF offering of our shares of common stock at a price of $3.56 per share, and we utilized this $3.56 per share price to issue and value our stock-based awards during such period.

The pre-money valuation determining price per share was agreed upon each time with the crowdfunding platform, who has a great deal of experience in setting the proper pre-money valuations for companies that list on their platforms. The determination was made using our business progress.

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, and on our own website Lucyd.co and on Amazon.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In instances where the collectability of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received.

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

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order and after collectability of substantially all of the contract consideration is probable. Our revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale distributor orders, no e-commerce fees are applicable.

The Company’s sales to both retail partners and through our e-commerce channels do not contain any variable consideration.

We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason within the first:

●	7 days for sales made through our website (Lucyd.co)

●	30 days for sales made through Amazon

●	30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns)

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $24,897 and $22,266 as of December 31, 2022 and 2021, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of goods sold at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

We present earnings and loss per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the period as required by ASC 260-10-50. As of December 31, 2022 and December 31, 2021, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation, due to their anti-dilutive effect.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including the principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide full assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our auditors, Cherry Bekaert LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our board of directors, our executive officers, and some of our key employees.

Name	Age	Position
Harrison R. Gross	30	Chief Executive Officer and Director
Konrad Dabrowski	40	Chief Financial Officer
David Eric Cohen	50	Chief Technology Officer
Frank Rescigna	62	Director
Kristen Mclaughlin	50	Director
Louis Castro	64	Director
Olivia C. Bartlett	64	Director

Harrison Gross is one of the founders of Innovative Eyewear and has served as our Chief Executive Officer and as a director since August 2019, where he guides the company’s product and brand development. Prior to his employment at Innovative Eyewear, from August 2017 to August 2019, Mr. Gross served in various positions, including chief executive officer and media & UX lead, of Lucyd Ltd., our largest stockholder and the licensor of our technology which is also a smart eyewear development company where he developed the Lucyd brand identity and oversaw general operations and product development. Additionally, from November 2015 to August 2021, Mr. Gross served as the Digital Media Manager of Tekcapital PLC (“Tekcapital”) (LON: TEK), a university intellectual property investment firm that is the parent company of Tekcapital Europe Limited, and Lucyd Ltd, the holding company for Tekcapital’s shares in Innovative Eyewear, where he created, developed and marketed for the company’s licensed properties. Prior to that, from October 2013 to September 2014, Mr. Gross worked as a credit analyst for a Verizon, Inc. contractor, where he managed credit systems and provided support to Verizon agents. Mr. Gross is a graduate of Columbia University with a BA in Writing and received a BA in Jewish Studies from the Jewish Theological Seminary. Mr. Gross is well qualified to serve as a director due to his substantial knowledge of our product and his experience in marketing, product and app development.

Konrad Dabrowski has served as our Chief Financial Officer on a part-time basis since August 2019. Between June 2017 and July 2020, Mr. Dabrowski has served as the group controller, and starting on July 2020 the chief financial officer of Tekcapital PLC (“Tekcapital”), where he co-manages the group’s investment strategy and oversees financial reporting for all of its portfolio companies. Prior to his employment at Tekcapital, from March 2016 to June 2017, Mr. Dabrowski was a Global Accounting Manager for Restaurant Brands International (NYSE:QSR), a multinational fast food holding company, where he oversaw accounting and tax projects for Burger King within the Europe Middle East and Africa (EMEA) market. Prior to his employment at Restaurant Brands International, Mr. Dabrowski was an Audit Manager at Deloitte, where he managed end-to-end accounting audits for a portfolio of public and private corporate clients. Mr. Dabrowski has a Master’s in Finance and Banking from the Warsaw School of Economics and is a Certified Public Accountant.

David Eric Cohen is one of the founders of Innovative Eyewear and has served as our Chief Technology Officer since September 2019. Prior to his employment at Innovative Eyewear, from August 2017 to August 2019, Mr. Cohen served as the chief technology officer of Lucyd Ltd., a smart eyewear development company, where he led the company’s technological advancements and digital ad campaigns. Also, prior to his employment at Innovative Eyewear, from September 2009 to October 2019, Mr. Cohen served as President of Emaze Design Agency, a digital design agency, where he led the development of web and applications for e-commerce, web performance monitoring, website design and mobile applications. Prior to his employment at Emaze Design Agency, Mr. Cohen was lead Business Intelligence Specialist at Jewish General Hospital where he assisted with the data solutions and business processes and requirements. He received a BS in Computer Science from the Academy of Bordeaux and an MS in Advanced Technician & Information Systems Management from Hadassah University.

Frank Rescigna has served as a director since August 2021. Mr. Rescigna has more than 25 years of brand building and sales experience in the eyewear industry. Prior to his directorship at Innovative Eyewear, from October 2019 to May 2021, Mr. Rescigna was the Director of Global Sales at House of Wu, a global wholesale luxury bridal and evening dress distributor, where he led the company’s sales strategy throughout the world. Prior to his employment at House of Wu, from September 2018 to September 2019, Mr. Rescigna was the President of Teka Eyewear, a boutique global wholesale luxury eyewear distributor specializing in exotic materials, where he managed all aspects of its sales organization and operations. Prior to his employment at Teka Eyewear, from March 2015 to August 2018, Mr. Rescigna was the Senior Vice President of Global Sales at Wiley X, a multi-brand global eyewear company that designs and distributes sunglasses, where he managed the company’s sales activities at the corporate and sales level. Prior to his employment at Wiley X, from February 2011 to February 2015, Mr. Rescigna was the President of Jewelry & Global Brand Licensing for Guess Inc. (NYSE: GES), a global fashion/lifestyle company with varying business models, distribution models and products, where he assisted the company with the expansion of its brand and new brands/products. Prior to his employment at Guess, from February 2004 to January 2011, Mr. Rescigna was the President of Viva International Group, a large eyewear company that designs, manufactures and distributes core and luxury global brands, where he led the company’s expansion and integration with its parent company Highmark Vision Holding Company. He received a degree in Opticianry from Middlesex College. Mr. Rescigna is well qualified to serve as a director due his substantial brand and sales experience and his experience in the eyewear industry.

Kristen Mclaughlin has served as one of our directors since August 2021. Ms. Mclaughlin has 20 years’ experience launching, managing and developing products in the eyewear, accessories, cosmetics and skincare industries. From March 2019 to April 2020, Ms. Mclaughlin served as the Global Marketing Director at DePasquale Companies, a skincare, hair care and cosmetics manufacturer, where she led the global marketing strategy and new product development. Prior to her employment at DePasquale Companies, from March 2000 to January 2019, Ms. Mclaughlin was employed at Silhouette International, an eyewear manufacturer, where she served as the Director of Marketing: Eyewear Manufacturer, Regional Sales Manager, and Brand Manager: Daniel Swarovski Crystal Eyewear. While at Silhouette International, Ms. Mclaughlin led the company’s brand portfolio in the U.S. and its brand direction, product development and campaign content. She has a BS and MBA from Ramapo College of New Jersey. Ms. Mclaughlin is well qualified to serve as a director due to her substantial experience in the eyewear industry and her experience in brand and product development.

Louis Castro has served as one of our directors since August 2021. Mr. Castro is an experienced public company director and chartered accountant. Mr. Castro is currently on the board of directors of the following public companies (1) Tekcapital where he has been a director since December 2019, (2) Orosur Mining Inc. (TSE:OMI), a company exploring for minerals in South America, where he has been chairman of the board since April 2020, (3) Stanley Gibbons Group plc (LON:SGI), a company that specializes in the retailing of collectable stamps and similar products, where he has been a director since June 2016, (4) Tomco Energy plc (LON:TOM), an oil exploration and technology company, where he has been a director since April 2021, (5) Predator Oil & Gas Holdings plc (LON:PRD), an oil and gas exploration company, where he has been a director since July 2020, and (6) Veteran Capital Corp. (TSX-V:VCC), a capital pool company, where he has been a director since January 2021. From September 2012 to June 2016, Mr. Castro was a director and, from September 2014 to June 2016 served as the Chief Financial Officer, of Eland Oil & Gas plc, a Nigerian focused upstream oil and natural gas exploration and production company, where he was responsible for the company’s finance, legal and corporate finance activities. Prior to his employment at Eland, from May 2011 to May 2014, Mr. Castro served as Head of Capital Markets and then as Chief Executive Officer of Northland Capital Partners, an investment bank, where he was responsible for the investment banks day-to-day activities. He is a fellow of the Institute of Chartered Accountants of England & Wales, has a double degree in Engineering Production and Economics from Birmingham University and attended the Postgraduate Advanced Course in Production Management and Methods at Cambridge University. Mr. Castro is well qualified to serve as a director due to his substantial experience as a director of public companies and his distinction as chartered accountant.

Olivia C. Bartlett has served as one of our directors since August 2021. Ms. Bartlett has been in the eyewear industry for over 40 years holding various roles including optician, optical manager, marketing manager and operations management. Since September 2015, Ms. Bartlett has been the Chief Operating Officer of Todd Rogers Eyewear, a specialty eyewear company, where she manages the day-to-day operations of the company. Prior to her time at Todd Rogers Eyewear, from March 2010 to May 2015, Ms. Bartlett was the sales representative for eyewear sales in the northeast of Massachusetts for Safilo USA, a specialty eyewear company. Additionally, from September 2013 to May 2018, Ms. Bartlett was an Adjunct Professor at Benjamin Franklin Institute of Technology in Boston, Massachusetts. Since February 2020 Ms. Bartlett has been the President of the Opticians Association of America, a national organization representing the professional, business, educational, legislative and regulatory interests of opticianry. Prior to that, Ms. Bartlett was a director for ten years for the Opticians Association of Massachusetts. Ms. Bartlett has received a number of awards through her time in the industry, including but not limited to, the 2020 Eyecare Business Game Changer Award and the 2020 and 2018 Vision Monday Most Influential Woman Executive. Ms. Bartlett received her Massachusetts Opticians license in 1987 and is ABO certified. Ms. Bartlett received her BA in Political Science from Clark University. Ms. Bartlett is well qualified to serve as a director due to her substantial experience in the optical industry.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our directors are appointed for one-year terms to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our second amended and restated bylaws.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our second amended and restated bylaws, as it deems appropriate.

Director Independence and Committees of the Board of Directors

Director Independence

Of our directors, we have determined that Frank Rescigna, Mr. Louis Castro and Mss. Kristen Mclaughlin and Olivia Bartlett are “independent” directors under NASDAQ listing standards, while Harrison Gross is not independent under such standards. We have also determined that each of the three members of the Audit Committee is “independent” for purposes of Section 10A(m)(3) of the Exchange Act and the rules promulgated thereunder and under the NASDAQ listing standards. Further, the Board has determined that each of the two members of both the Compensation Committee and the Nominating and Corporate Governance Committee is “independent” under NASDAQ listing standards.

Board Committees

We have three standing committees of the Board: the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of the board committees act pursuant to a separate written charter adopted by our board of directors, each of which is available on our website at www.lucyd.co. Our board of directors may at any time or from time to time appoint certain other committees in its sole discretion as it deems necessary or appropriate to carry out its functions.

Audit Committee

The Audit Committee consists of Mr. Louis Castro (Chair) and Mss. Kristen Mclaughlin and Olivia Bartlett. The Board has determined that all of the members of the Audit Committee are “independent,” as defined by NASDAQ listing standards and by applicable SEC rules. In addition, the Board has determined that Mr. Castro is an audit committee financial expert, as that term is defined by the SEC rules, by virtue of having the following attributes through relevant experience: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves; (iii) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

The function of the Audit Committee relates to oversight of the auditors, the auditing, accounting, and financial reporting processes, and the review of the Company’s financial reports and information. In addition, the functions of the Audit Committee will include, among other things, recommending to the Board the engagement or discharge of independent auditors, discussing with the auditors their review of the Company’s quarterly results and the results of their audit, and reviewing the Company’s internal accounting controls.

Compensation Committee

The Compensation Committee consists of Ms. Kristen Mclaughlin (Chair) and Mr. Louis Castro. The Board has determined that all of the members of the Compensation Committee are “independent,” as defined by NASDAQ listing standards. The responsibility of the Compensation Committee is to review and approve the compensation and other terms of employment of our President and Chief Executive Officer and our other executive officers, including all of the executive officers named in the Summary Compensation Table under the heading “Executive Compensation” below (the “named executive officers”). Among its other duties, the Compensation Committee oversees all significant aspects of the Company’s compensation plans and benefit programs. The Compensation Committee annually reviews and approves corporate goals and objectives for the President and Chief Executive Officer’s compensation and evaluates the Chief Executive Officer’s performance in light of those goals and objectives. The Compensation Committee also recommends to the Board the compensation and benefits for members of the Board. The Compensation Committee has also been appointed by the Board to administer our 2021 Equity Incentive Plan. The Compensation Committee does not delegate any of its authority to other persons.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Mss. Olivia Bartlett (Chair) and Kristen Mclaughlin and Mr. Harrison Gross. The majority of committee members are independent under applicable NASDAQ rules and regulations. The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential board members, making recommendations to the full board as to nominees for election to the board, assessing the effectiveness of the board and implementing our corporate governance guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2022, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at www.lucyd.co.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid to our named executive officers for the fiscal years ended December 31, 2022 and 2021. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, our Chief Financial Officer and our Chief Technology Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harrison Gross,	2022	114,758	-	-		-	-	-	114,758
Chief Executive Officer	2021	69,584	-	1,781,980	(2)	-	-	-	1,851,564

Konrad Dabrowski,	2022	105,500	-	-		-	-	-	105,500
Chief Financial Officer	2021	21,885	-	158,388		-	-	-	180,273

David Eric Cohen,	2022	70,270	-	-		-	-	-	70,270
Chief Technology Officer	2021	38,401	-	158,382		-	-	-	158,382

(1)	Salary amounts shown for Mr. Cohen include $34,500 and $38,401 paid in 2022 and 2021, respectively, to Mr. Cohen as an independent consultant, prior to his hire as an employee on October 1, 2022.
(2)	Consists of 700,000 options to purchase common stock of the Company issued to Mr. Gross for services rendered to the Company for the fiscal year ended December 31, 2021.

Employment Arrangements with our Executive Officers

Harrison Gross

On August 11, 2021, we entered into an employment agreement with Harrison Gross to serve in the capacity of the Chief Executive Officer of the Company. We agreed to pay Mr. Gross an annual base salary of $85,800 for the remainder of 2021, and we also agreed that from the initial public offering date in August 2022, we increased his base salary to $150,000 per year. Pursuant to the terms of the employment agreement, our Board may exercise its sole discretion to grant Mr. Gross an annual bonus, the amount of which bonus shall be determined in the sole discretion of our Board. Additionally, in 2021, we granted Mr. Gross an option to purchase 100,000 shares of our common stock.

The employment agreement has an initial term of three years, and will terminate on the third anniversary of the effective date unless Mr. Gross and the Company agree otherwise in writing. If we terminate the employment agreement for any reason other than for cause (as such is defined in the agreement) or Mr. Gross terminates his employment for good reason (as such is defined in the agreement): (1) Mr. Gross shall be entitled to payment of his base salary for the balance of the agreement’s term; (2) if Mr. Gross elects to continue group health insurance benefits, we shall reimburse Mr. Gross for any COBRA premiums he pays for the duration of COBRA’s coverage; and, (3) we shall provide Mr. Gross with payment of all accrued amounts (as defined in the agreement).

Konrad Dabrowski

On August 11, 2021, we entered into an employment agreement with Konrad Dabrowski to serve as the Chief Financial Officer of the Company on a part-time basis, which agreement became effective on September 1, 2021. Mr. Dabrowski devotes 50% of his business time to our Company. We agreed to pay Mr. Dabrowski an annual base salary of $100,000. Pursuant to the terms of the employment agreement, we may exercise our discretion to grant Mr. Dabrowski an annual bonus, the amount of which bonus shall be determined in the sole discretion of the Company. Additionally, in 2021, we granted Mr. Dabrowski an option to purchase 60,000 shares of our common stock.

Following the effective date, the employment agreement shall continue, unless terminated by Mr. Dabrowski or the Company. Mr. Dabrowski’s employment is at-will, which may be terminated by the Company or by Mr. Dabrowski at any time and for any reason. Pursuant to the terms of the employment agreement, a sixty days’ written notice of termination or resignation is required. If Mr. Dabrowski notifies us of his resignation, or if we terminate Mr. Dabrowski’s employment agreement, the Company reserves the right to determine, in its sole discretion, whether Mr. Dabrowski will be required to actively work during the sixty-day notice period; however, Mr. Dabrowski will be entitled to receive his base salary for the duration of the sixty day notice period. The Company has the right to terminate Mr. Dabrowski’s employment agreement for cause (as defined in the agreement), which termination shall be effective immediately.

David Eric Cohen

David Cohen was an independent consultant for the company from inception until October 1, 2022, when we offered him a full-time letter of employment. He accepted and has been the full-time Chief Technology since then. The company pays him $140,000 annually to serve in this role. Pursuant to the terms of the employment agreement, we may exercise our discretion to grant Mr. Cohen an annual bonus, the amount of which bonus shall be determined in the sole discretion of the Company.

Following the effective date, the employment agreement shall continue, unless terminated by Mr. Cohen or the Company. Mr. Cohen’s employment is at-will, which may be terminated by the Company or by Mr. Cohen at any time and for any reason. Pursuant to the terms of the employment agreement, a sixty days’ written notice of termination or resignation is required. If Mr. Cohen notifies us of his resignation, or if we terminate Mr. Cohen’s employment agreement, the Company reserves the right to determine, in its sole discretion, whether Mr. Cohen will be required to actively work during the sixty-day notice period; however, Mr. Cohen will be entitled to receive his base salary for the duration of the sixty day notice period. The Company has the right to terminate Mr. Cohen’s employment agreement for cause (as defined in the agreement), which termination shall be effective immediately.

Additionally, in 2021, we granted Mr. Cohen an option to purchase 60,000 shares of our common stock.

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Rescigna	1,875	-	-	-	-	-	1,875
Kristen Mclaughlin	7,500	-	-	-	-	-	7,500
Louis Castro	11,250	-	-	-	-	-	11,250
Olivia C. Bartlett	3,750	-	-	-	-	-	3,750

Outstanding Equity Awards

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2022.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Harrison Gross	250,000	125,000	-	$1.00	04/01/2024	-	-	-	-
Harrison Gross	200,000	400,000	-	$3.56	05/05/2025	-	-	-	-
Harrison Gross	44,432	55,568	-	$3.56	11/11/2024	-	-	-	-
Konrad Dabrowski	26,656	33,344	-	$3.56	11/11/2024	-	-	-	-
David Eric Cohen	26,656	33,344	-	$3.56	12/01/2024	-	-	-	-

Our 2021 Equity Incentive Plan was adopted by the Board and approved by our shareholders on July 1, 2021, under which:

(i)	Harrison Gross was issued stock options on August 11, 2021, to purchase 100,000 shares of our common stock;

(ii)	Konrad Dabrowski was issued stock options on August 11, 2021, to purchase 60,000 shares of our common stock;

(iii)	David Eric Cohen was issued stock options on September 1, 2021, to purchase 60,000 shares of our common stock;

(iv)	Frank Rescigna was issued stock options on July 29, 2021, to purchase 25,000 shares of our common stock;

(v)	Kristen Mclaughlin was issued stock options on August 20, 2021, to purchase 25,000 shares of our common stock;

(vi)	Louis Castro was issued stock options on July 21, 2021, to purchase 20,000 shares of our common stock;

(vii)	Louis Castro was also issued stock options on July 29, 2021, to purchase an additional 25,000 shares of our common stock; and

(viii)	Olivia Bartlett was issued stock options on July 29, 2021, to purchase 25,000 shares of our common stock.

All of these stock options issued under our 2021 Equity Incentive Plan are subject to time-based vesting, except for Mr. Castro’s July 21, 2021 option grant that vests upon an acquisition or flotation at a valuation greater than or equal to four times (400%) the most recent published annual Company valuation (2020: $2.7 million).

Additionally, the following awards were granted by the Company prior to the approval of the 2021 Equity Incentive Plan:

(i)	Mr. Gross was issued stock options on May 5, 2021 to purchase 600,000 shares of our common stock, which are subject to time-based vesting; and

(ii)	Mr. Rescigna was issued stock options on May 1, 2021, to purchase 100,000 shares of our common stock, which vest upon successful completion of an $8 million sales quota.

Option Exercises and Stock Vested

There were no options exercised by our executive officers during the years ended December 31, 2022 or 2021.

Employee Benefit Plans

We currently do not provide retirement, health, or welfare benefits to any of our employees.

Non-qualified Deferred Compensation

None of our employees participate in or have account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified compensation benefits in the future if it determines that doing so is in the Company’s best interest.

2021 Equity Incentive Plan

General

Our 2021 Equity Incentive Plan was adopted by the Board and approved by our shareholders on July 1, 2021. The general purposes of the 2021 Equity Incentive Plan are to (i) enable the Company and its subsidiaries to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of employees, consultants, and directors with those of our shareholders; and (iii) promote the success of the Company’s business.

Description of the 2021 Equity Incentive Plan

The following description of the principal terms of the 2021 Equity Incentive Plan is a summary and is qualified in its entirety by the full text of the 2021 Equity Incentive Plan.

Administration. The 2021 Equity Incentive Plan is administered by a committee appointed by our Board, or in the Board’s discretion, by the Board (as applicable, the “Incentive Plan Administrator”). Subject to the terms of the 2021 Equity Incentive Plan, the Incentive Plan Administrator has the authority to (a) determine the eligible individuals who are to receive awards, (b) determine the terms and conditions of each award, including exercise price, vesting or performance criteria, performance period, and terms of the award, (c) determine whether vesting and performance criteria have been achieved, (d) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, or otherwise modify or amend awards, (e) construe and interpret the 2021 Equity Incentive Plan, including the ability to reconcile any inconsistency in, correct any defect in and/or supply any omission in the plan and award agreement; any instrument or agreement, (f) promulgate, amend, and rescind rules and regulations relating to the administration of the 2021 Equity Incentive Plan, and (g) exercise discretion to make any and all other determinations which it determines to be necessary or advisable for the administration of the 2021 Equity Incentive Plan and awards granted thereunder. The Incentive Plan Administrator may also delegate its authority to a subcommittee or to one or more officers of the Company, subject to terms and conditions determined by the Incentive Plan Administrator. All decisions made by the Incentive Plan Administrator are final and binding on the Company and the participants.

Types of Awards. The 2021 Equity Incentive Plan provides for the grant of stock options, which may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance share awards, and other cash-based or equity-based awards, or collectively, awards.

Share Reserve. A total equal to 20% of our issued and outstanding common stock shall be available for the grant of awards under the 2021 Equity Incentive Plan.

If options, stock appreciation rights, restricted stock units or any other awards are forfeited, cancelled or expire before being exercised or settled in full, the shares subject to such awards will again be available for issuance under the 2021 Equity Incentive Plan. If restricted stock or shares issued upon exercise of an option are reacquired by the Company pursuant to a forfeiture provision, repurchase right or for any other reason, then such shares will again be available for issuance under the 2021 Equity Incentive Plan. Notwithstanding the foregoing, shares applied to pay the exercise price of an option or satisfy withholding taxes related to any award will not become available for issuance under the 2021 Equity Incentive Plan.

Shares issued under the 2021 Equity Incentive Plan may be authorized but unissued shares or treasury shares. As of December 31, 2022, awards covering 2,332,500 shares of Common Stock were issued, of which 1,685,000 option awards were granted by the Company prior to the approval of the Plan and 647,500 option awards were granted subject to the 2021 Equity Incentive Plan.

Incentive Stock Option Limit. No more than 25,000,000 shares of Common Stock may be issued under the 2021 Equity Incentive Plan upon the exercise of ISOs.

Eligibility. Employees (including officers), non-employee directors and consultants who render services to the Company or a parent or subsidiary thereof (whether now existing or subsequently established) are eligible to receive awards under the 2021 Equity Incentive Plan. ISOs may only be granted to employees of the Company or a parent or subsidiary thereof (whether now existing or subsequently established).

Stock Options. A stock option is the right to purchase a certain number of shares of stock at a fixed exercise price which, pursuant to the 2021 Equity Incentive Plan, may not be less than 100% of the fair market value of Common Stock on the date of grant. Subject to limited exceptions, an option may have a term of up to 10 years and will generally expire sooner if the optionholder’s service terminates. Options will vest at the rate determined by the Incentive Plan Administrator. An optionholder may pay the exercise price of an option in cash, or, with the Incentive Plan Administrator’s consent, with shares of stock the optionholder already owns, with proceeds from an immediate sale of the option shares, through a net exercise procedure or by any other method permitted by applicable law.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of the Common Stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of the Company’s stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the Company’s total combined voting power or that of any of the Company’s affiliates unless (a) the option exercise price is at least 110% of the fair market value of Common Stock on the date of grant and (b) the term of the ISO does not exceed five years from the date of grant.

Stock Appreciation Rights. A stock appreciation right provides the recipient with the right to the appreciation in a specified number of shares of stock. The Incentive Plan Administrator determines the exercise price of stock appreciation rights granted under the 2021 Equity Incentive Plan, which may not be less than 100% of the fair market value of Common Stock on the date of grant. A stock appreciation right may have a term of up to 10 years and will generally expire sooner if the recipient’s service terminates. SARs will vest at the rate determined by the Incentive Plan Administrator. Upon exercise of a SAR, the recipient will receive an amount in cash, stock, or a combination of stock and cash determined by the Incentive Plan Administrator, equal to the excess of the fair market value of the shares being exercised over their exercise price.

Restricted Stock Awards. Shares of restricted stock may be issued under the 2021 Equity Incentive Plan and may be subject to vesting, as determined by the Incentive Plan Administrator. Recipients of restricted stock generally have all of the rights of a shareholder with respect to those shares, including voting rights and dividends, except as provided in the award agreement.

Restricted Stock Units. A restricted stock unit is a right to receive a share, at no cost to the recipient, upon satisfaction of certain conditions, including vesting conditions, established by the Incentive Plan Administrator. RSUs vest at the rate determined by the Incentive Plan Administrator and any unvested RSUs will generally be forfeited upon termination of the recipient’s service. Settlement of restricted stock units may be made in the form of cash, stock or a combination of cash and stock, as provided in the award agreement and as determined by the Incentive Plan Administrator. Recipients of restricted stock units generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied, and the award is settled.

Performance Share Award. A performance share award is a right to receive a share or share units based upon the Company’s performance during a specified performance period, as determined by the Incentive Plan Administrator. The Incentive Plan Administrator has the discretion to determine: (i) the number of shares or stock-denominated units subject to a Performance Share Award granted to any recipient; (ii) the performance period applicable to any award; (iii) the conditions that must be satisfied for a recipient to earn an award; and (iv) the other terms, conditions and restrictions of the award.

Cash Awards and Other Equity-Based Awards. The Incentive Plan Administrator may grant cash awards and other awards based in whole or in part by reference to Common Stock, either alone or in tandem with other awards. The Incentive Plan Administrator will determine the terms and conditions of any such awards.

Changes to Capital Structure. In the event of certain changes in capitalization, including a stock split, reverse stock split, stock dividend, or an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, or exchange, proportionate adjustments will be made in the number and kind of shares available for issuance under the 2021 Equity Incentive Plan, the limit on the number of shares that may be issued under the 2021 Equity Incentive Plan as ISOs, the number and kind of shares subject to each outstanding award and/or the exercise price of each outstanding award.

Change in Control. If the Company is party to certain change in control transactions, each outstanding award will be treated as the Incentive Plan Administrator determines, which may include the continuation, assumption or substitution of an outstanding award, the cancellation of an outstanding award after an opportunity to exercise or the cancellation of an outstanding award in exchange for a payment equal to the value of the shares subject to such award less any applicable exercise price.

Transferability of Awards. Unless the Incentive Plan Administrator determines otherwise, an award generally will not be transferable other than by beneficiary designation, a will or the laws of descent and distribution. The Incentive Plan Administrator may permit transfer of an award in a manner consistent with applicable law.

Amendment and Termination. The Board may amend or terminate the 2021 Equity Incentive Plan at any time. Any such amendment or termination will not affect outstanding awards. If not sooner terminated, the 2021 Equity Incentive Plan will automatically terminate 10 years after its adoption by the Board. Shareholder approval is not required for any amendment of the 2021 Equity Incentive Plan, unless required by applicable law, government regulation or exchange listing standards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely upon information made available to us, the following table sets forth information as of March 17, 2023, regarding the beneficial ownership of our common stock:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The address of each holder listed in the following table, except as otherwise indicated, is 11900 Biscayne Blvd., Suite 630, North Miami, Florida, 33181.

Percentage ownership shown in the following table is based on 7,715,757 shares of our common stock outstanding.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
Named Executive Officers and Directors
Harrison Gross(2)	800,817	9.40%
Konrad Dabrowski(3)	64,986	*	%
David Eric Cohen(4)	54,986	*	%
Frank Rescigna(5)	25,000	*	%
Kristen McLaughlin(6)	25,000	*	%
Louis Castro(7)	45,000	*	%
Olivia Bartlett(8)	25,000	*	%
All directors and executive officers as a group (7 persons)	1,040,789	11.89%
5% Stockholders
Lucyd Ltd.(9)	5,189,085	67.25%

*	Less than 1%.
(1)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of the date of this 10-K, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(2)	Includes 800,817 shares of common stock issuable upon exercise of stock options held by Mr. Gross exercisable within 60 days of the date of this 10-K.
(3)	Includes 64,986 shares of common stock issuable upon exercise of stock options held by Mr. Dabrowski exercisable within 60 days of the date of this 10-K.
(4)	Includes 54,986 shares of common stock issuable upon exercise of stock options held by Mr. Cohen exercisable within 60 days of the date of this 10-K.
(5)	Includes 25,000 shares of common stock issuable upon exercise of stock options held by Mr. Rescigna exercisable within 60 days of the date of this 10-K.
(6)	Includes 25,000 shares of common stock issuable upon exercise of stock options held by Ms. McLaughlin exercisable within 60 days of the date of this 10-K.
(7)	Includes 45,000 shares of common stock issuable upon exercise of stock options held by Mr. Castro exercisable within 60 days of the date of this 10-K.
(8)	Includes 25,000 shares of common stock issuable upon exercise of stock options held by Ms. Bartlett exercisable within 60 days of the date of this 10-K.
(9)	Tekcapital plc, a public company listed on the London Stock Exchange, owns all issued and outstanding securities of Tekcapital Europe Ltd., which owns all issued and outstanding securities of Lucyd Ltd. As such, Tekcapital plc may be deemed to beneficially own the shares held by Lucyd Ltd. by virtue of their control over Lucyd Ltd. Tekcapital plc disclaims beneficial ownership of the shares held by Lucyd Ltd. Mr. Clifford Gross, the Chief Executive Officer of Tekcapital plc, is the father of Mr. Harrison Gross, our Chief Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On occasion we may engage in certain related party transactions. All prior related party transactions were approved by our board of directors and a majority of our issued and outstanding shares of capital stock. Upon the consummation of offering, our policy is that all related party transactions will be reviewed and approved by the Audit Committee of our Board of Directors prior to our entering into any related party transactions.

License Agreement

On April 1, 2020, we entered into an exclusive, worldwide license agreement with Lucyd Ltd., the majority stockholder of the Company, for the use of the Lucyd brand, and the associated intellectual property and assets (the “License Agreement”). The License Agreement is royalty-free, fully paid up, and perpetual license for the exclusive use of certain assets of Lucyd Ltd. related to Innovative Eyewear current products and trademarks. As compensation for entrance into the License Agreement, we issued Lucyd Ltd. 3,750,000 shares of our common stock. On October 5, 2021, the parties to the License Agreement executed an Addendum, to the exclusive license agreement, which clarified that Innovative Eyewear shall commercialize, continue with any on-going intellectual property prosecutions and pay all maintenance or other patent fees (the “Addendum”). For all new intellectual property, Innovative Eyewear will own control it and be responsible for all prosecution and maintenance costs. The Addendum also confirms that Innovative Eyewear issued Lucyd Ltd. 3,750,000 shares of its common stock as consideration for the license. Please see “Business — Material Agreements” for a more complete description of the License Agreement and Addendum.

Management Service Agreement

On June 1, 2020, we entered into a management service agreement with Tekcapital Europe Ltd., an affiliate of our majority stockholder, Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer, pursuant to which we agreed to pay Tekcapital Europe Ltd. $25,000 per fiscal quarter for rent-free office space, utilities, advisory services and any other services in accordance with Tekcapital Europe Ltd.’s areas of expertise. The management agreement provided for a perpetual term, with the right of either party to terminate for any reason with 30 days’ notice. Effective February 1, 2022, the original management service agreement was amended to have us billed at $35,000 quarterly for advisory and other services, and in addition, Tekcapital Europe Ltd. began to bill us for an allocation of rent paid by Tekcapital Europe Ltd. on our behalf.

During the years ended December 31, 2022 and 2021, we incurred $140,000 and $100,000, respectively, under our management services agreement with Tekcapital Europe Ltd., and we also recognized $74,442 of rent expense for the year ended December 31, 2022.

Convertible Note Financing

On December 1, 2020, we issued a convertible note for an aggregate principal amount of up to $2,000,000 to Lucyd Ltd., the majority stockholder of the Company (the “Note”).

On June 1, 2021, we completed the partial conversion of an aggregate of $778,500 of the outstanding balance on the Note, at $1.00 per share, into an aggregate of 778,500 shares of common stock. On September 5, 2021, we completed the partial conversion of an aggregate of $500,002 of the outstanding balance on the Note, at $3.56 per share, into an aggregate of 140,449 shares of common stock.

On November 1, 2021, we executed an amended and restated Note, increasing the amount of available financing from $2,000,000 to $3,000,000. On November 16, 2021, we completed the partial conversion of an aggregate of $901,271 of the outstanding balance of the Note, at $3.56 per share, into an aggregate of 253,166 shares of common stock. As of December 31, 2021, $289,029 remained outstanding on the Note.

On August 15, 2022, in connection with our initial public offering, we completed the partial conversion of an aggregate of $2,002,280 of the outstanding balance of the Note, at $7.50 per share, into an aggregate of 266,970 shares of common stock. As of December 31, 2022, approximately $61,356 remains outstanding on the Note.

The Note has an interest rate of 10.0% per annum, is unsecured, matures on December 1, 2023 and provides for conversion, at the election of Lucyd Ltd., into our common stock upon the earlier of (i) the Company consummating an equity financing pursuant to which it raises an aggregate amount of not less than $750,000, (ii) the Company entering into a transaction pursuant to which the Company sells not less than 10% of the Company’s shares, excluding any and all convertible notes which are convertible into shares, (iii) the Company lists its shares on a national securities exchange or (iv) the holder determines to convert the Note. The Note can be converted by the Holder using the price of either (i) the per share purchase price paid for by investors under the terms of recent equity financing, (ii) the closing price of the Company’s trading shares on the relevant public exchange for the day immediately preceding the date of conversion of the Note or (iii) the valuation of the last equity investment. The principal amount and accrued but unpaid interest under each note will automatically convert into shares of our common stock at the stated conversion price per share.

Intercompany Loan and Debt Transfer Agreements

On June 1, 2021, we entered into an intercompany loan and debt transfer agreement, whereby Lucyd Ltd, Tekcapital plc, Tekcapital Europe Ltd or Tekcapital LLC incurred a debt on behalf of the Company in the amount of $387,328. Pursuant to the terms of the agreement, there is no interest payable on the amount of the debt outstanding, unless we agree otherwise with Lucyd Ltd. The debt, along with any accrued interest and other amounts that may be due in connection with the debt, is repayable by the Company upon demand from Lucyd Ltd, at any time, unless we agree otherwise with Lucyd Ltd. The Company may prepay the whole or any part of the debt at any time unless we agree otherwise.

On September 5, 2021, we entered into an intercompany loan and debt transfer agreement, whereby Lucyd Ltd, Tekcapital plc, Tekcapital Europe Ltd or Tekcapital LLC incurred a debt on behalf of the Company in the amount of $500,002. Pursuant to the terms of the agreement, there is no interest payable on the amount of the debt outstanding, unless we agree otherwise with Lucyd Ltd. The debt, along with any accrued interest and other amounts that may be due in connection with the debt, is repayable by the Company upon demand from Lucyd Ltd, at any time, unless we agree otherwise with Lucyd Ltd. The Company may prepay the whole or any part of the debt at any time unless we agree otherwise.

See “Item 11. Executive Compensation” regarding the employment agreements with Harrison Gross and Konrad Dabrowski.

Statement of Policy

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, during the past three fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed financial years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our Independent Registered Public Accounting Firm, Cherry Bekaert LLP (PCAOB ID 00677), for the audit of our annual financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2022 and December 31, 2021 were approximately $88,800 and $69,300, respectively.

Audit-Related Fees

There were approximately $58,700 and $13,800 of fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal years ended December 31, 2022 and 2021 respectively, which included consent and comfort letter procedures related to our Form S-1filings, initial public offering, and due diligence procedures.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2022 and 2021.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2022 and 2021.

Audit Committee Determination

The Audit Committee considered and determined that the services performed are compatible with maintaining the independence of the independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our Independent Registered Public Accounting Firm as outlined in its Audit Committee charter. Prior to engagement of the Independent Registered Public Accounting Firm for each year’s audit, management or the Independent Registered Public Accounting Firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm. The engagements of our Independent Registered Public Accounting Firm were approved by the Company’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b) Exhibits

Exhibit No.	Description
1.1*	Underwriting Agreement by and among Innovative Eyewear, Inc. and Maxim Group LLC, as representative of the several underwriters, dated August 14, 2022, (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission August 18, 2022)
3.1*	Amended and restated Articles of Incorporation of Innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.1 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
3.2*	Form of Second Amended and Restated Articles of Incorporation of Innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.1 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
3.3*	Amended and Restated Bylaws of innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.1 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
3.4*	Form of Amended and Restated Bylaws of Innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.1 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
4.1*	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
4.2*	Representative’s Warrant issued to Maxim Group LLC., dated August 17, 2022, (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission August 18, 2022)
4.3*	Form of Common Stock Purchase Warrant, (Incorporated by reference to Exhibit 4.2 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
10.1*	License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated April 1, 2020, (Incorporated by reference to Exhibit 10.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.2*	Addendum to License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated December 7, 2021, (Incorporated by reference to Exhibit 10.2 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.3	Management Agreement between Innovative Eyewear, Inc. and Tekcapital Europe Ltd., dated June 1, 2020, (Incorporated by reference to Exhibit 10.3 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.4*	Convertible Note issued to Lucyd, Ltd., dated December 1, 2020, (Incorporated by reference to Exhibit 10.4 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.5*	Amended and Restated Convertible Note issued to Lucyd Ltd., dated November 1, 2021, (Incorporated by reference to Exhibit 10.13 to the Amended Registration Statement filed on Form S-1/A 4 (File No. 333-261616) filed with the Securities and Exchange Commission on March 23, 2022)

10.6*	Intercompany Loan and Debt transfer Agreement by and among Innovative Eyewear, Inc., Lucyd Ltd., Tekcapital pk, Tekcapital Europe Ltd. And Tekcapital LLC, dated June 1, 2021, (Incorporated by reference to Exhibit 10.5 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.7*	Employment Agreement by and between Innovative Eyewear, Inc. and Harrison Gross, dated August 11, 2021, (Incorporated by reference to Exhibit 10.6 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.8*	Employment Agreement by and between Innovative Eyewear, Inc. and Konrad Dabrowski, dated August 11, 2021, (Incorporated by reference to Exhibit 10.7 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.9*	Innovative Eyewear, Inc., 2021 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.10 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.10*	Sales Representation Agreement by and between Innovative Eyewear, Inc. and D. Landstrom Associates, Inc., dated March 4, 2021, (Incorporated by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
14.1*	Form of Code of Ethics of innovative Eyewear, Inc. (Incorporated by reference to Exhibit 14.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
19	Insider trading policy
23.1	Consent of Cherry Bekeart LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principle Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
31.2	Certification of Principle Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
32.1	Certification of Principle Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principle Financial Officer Pursuant to 18 U.S.C. Section 1350
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XRL Taxonomy Presentation Linkbase Document

*	Previously filed

Item 16. Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Eyewear, Inc.

	By:	/s/ Harrison Gross
Harrison Gross
March 24, 2023		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer and Director
March 24, 2023		(Principal Executive Officer)

	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
March 24, 2023		(Principal Financial and Accounting Officer)

	By:	/s/ Kristen McLaughlin
Kristen McLaughlin
March 24, 2023		Director

	By:	/s/ Louis Castro
Louis Castro
March 24, 2023		Director

	By:	/s/ Olivia C. Bartlett
Olivia C. Bartlett
March 24, 2023		Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Innovative Eyewear, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Eyewear, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As more fully described in Note 3 to the financial statements, the Company has incurred historical net losses and sustained substantial cash losses. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditor since 2021.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 24, 2023

INNOVATIVE EYEWEAR, INC.

BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$3,591,109	$79,727
Accounts receivable, net of allowance of $92,646 and $0, respectively	110,258	43,394
Prepaid expenses	210,673	68,381
Deferred offering costs	-	111,149
Inventory prepayment	197,750	64,715
Inventory	94,701	275,501
Other current assets	36,240	1,460
Total Current Assets	4,240,731	644,327

Non-Current Assets
Patent costs, net	137,557	87,306
Capitalized software costs	110,073	72,400
Property and equipment, net	119,744	20,284
Other non-current assets	81,779	-
TOTAL ASSETS	$4,689,884	$824,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$275,660	$167,050
Deferred revenue	30,000	-
Due to Parent and Affiliates	232,989	160,722
Related party convertible debt	61,356	289,029
Total Current Liabilities	600,005	616,801

Non-Current Liabilities
Deferred revenue	65,450	-
TOTAL LIABILITIES	665,455	616,801

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 7,307,157 and 6,060,187 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	73	60
Additional paid-in capital	14,330,343	4,842,836
Stock subscription receivable	-	(11,226)
Accumulated deficit	(10,305,987)	(4,624,154)
TOTAL STOCKHOLDERS’ EQUITY	4,024,429	207,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,689,884	$824,317

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Revenues, net	$659,788	$690,670
Less: Cost of Goods Sold	(716,077)	(542,416)
Gross (Deficit) Profit	(56,289)	148,254

Operating Expenses:
General and administrative	(2,796,669)	(1,386,079)
Sales and marketing	(2,059,012)	(1,771,012)
Research and development	(524,692)	(86,261)
Related party management fee	(140,000)	(109,975)
Total Operating Expenses	(5,520,373)	(3,353,327)

Interest Expense	(105,171)	(39,433)

Net Loss	$(5,681,833)	$(3,244,506)

Weighted average number of shares outstanding	6,528,959	5,245,622
Loss per share, basic and diluted	$(0.87)	$(0.62)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders’
	# Shares	Amount	Capital	Receivable	Deficit	Equity
Balances, January 1, 2022	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

Collection of stock subscription receivable	-	-		6,684	-	6,684
Write-off of uncollectible stock subscription receivable	-	-	(4,542)	4,542	-	-
Shares issued for conversion of related party convertible note	266,970	3	2,002,277	-	-	2,002,280
Initial public offering (see Note 8)	980,000	10	6,015,908	-	-	6,015,918
Stock based compensation	-	-	1,473,864	-	-	1,473,864
Net loss	-	-	-	-	(5,681,833)	(5,681,833)
Balances, December 31, 2022	7,307,157	$73	$14,330,343	$-	$(10,305,987)	$4,024,429

Balances, January 1, 2021	4,131,469	$41	$845,417	$(20,647)	$(1,379,648)	$(554,837)

Shares issued for conversion of related party convertible note	1,172,115	12	2,179,760	-	-	2,179,772
Issuance of shares, net of offering costs of $351,411	756,603	7	482,724	(44,763)	-	437,968
Collection of stock subscription receivable	-	-	-	54,184	-	54,184
Stock based compensation	-	-	1,334,935	-	-	1,334,935
Net loss	-	-	-	-	(3,244,506)	(3,244,506)
Balances, December 31, 2021	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	2022	2021
Operating Activities
Net Loss	$(5,681,833)	$(3,244,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	10,466	7,179
Depreciation	22,101	498
Non cash interest expense	105,171	1,251
Stock based compensation expense	1,473,864	1,334,935
Expenses paid by parent and affiliates	960,362	867,618
Provision for doubtful accounts	116,230	-

Changes in operating assets and liabilities:
Accounts receivable	(183,094)	(43,394)
Accounts payable and accrued expenses	67,951	157,536
Prepaid expenses	(142,292)	(43,381)
Inventory	47,765	(250,436)
Other current assets	1,460	(1,460)
Contract assets and liabilities	(22,569)	-
Net cash flows from operating activities	(3,224,418)	(1,214,160)

Investing Activities
Patent costs	(60,717)	(25,272)
Purchases of property and equipment	(121,561)	(20,782)
Capitalized software expenditures	(37,673)	(72,400)
Net cash flows from investing activities	(219,951)	(118,454)

Financing Activities
Proceeds from initial public offering (see Note 8)	6,127,067	-
Proceeds from issuance of shares, net of offering costs	-	492,152
Payment of deferred offering cost	-	(111,149)
Collection of stock subscription receivable	6,684	-
Proceeds from related party convertible debt	1,475,000	1,061,500
Repayment of related party convertible debt	(653,000)	(57,185)
Net cash flows from financing activities	6,955,751	1,385,318

Net Change In Cash	3,511,382	52,704
Cash at Beginning of Year	$79,727	$27,023
Cash at End of Year	$3,591,109	$79,727

Significant Non-Cash Transaction
Expenses paid for by Parent reported as increase in Due to Parent and Affiliates and related party convertible debt	960,362	867,618
Write-off of uncollectible stock subscription receivable	(4,542)	-
Issuance of shares from conversion of related party convertible debt	2,002,280	2,179,772

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd. (the “Parent” or “Lucyd”), a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, the “Parent and Affiliates”), which owned approximately 71% of our issued and outstanding shares of common stock as of December 31, 2022. Innovative Eyewear licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the years presented have been included. The results of operations for the years ended December 31, 2022 and 2021 are not necessarily indicative of the results to be expected for future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant economic disruptions and uncertainties associated with the ongoing economic environment, including potential supply chain constraints.

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms. For direct-to-consumer sales, payment is required before product is shipped. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. The Company, by policy, routinely assesses the financial strength of its customers. To comply with industry standards, we offer “net 30” payments on wholesale orders of $1,500 or more. For wholesale orders, to acquire an order on net 30 terms, the customer is provided a credit check application as well as a credit card authorization form. The authorization form explicitly states when and for much we will bill the customer via credit card.

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s evaluation of each customer’s payment history, account aging, and financial position. The Company recognized bad debt expense of $116,230 for the year ended December 31, 2022, and no bad debt expense for the year ended December 31, 2021.

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

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company recorded an inventory prepayment in the amount of $197,750 and $64,715, respectively, related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after December 31, 2022 and 2021, respectively.

Intangible Assets

Intangible assets relate to patent costs received in conjunction with the initial capitalization of the Company and internally developed utility and design patents. The Company amortizes these assets over the estimated useful life of the patents. The Company reviews its intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives or lease terms if shorter. Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $22,100 and $500, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred.

	As of December 31,		Estimated Useful Lives
Property & Equipment	2022	2021	(in Years)
Mobile Kiosk Display	$63,395	$18,120	3 years
Computer Equipment	44,901	2,662	3 Years
Office Equipment	17,273	-	3 Years
Internal-Use Software	16,775	-	3 to 5 Years
Property and equipment, gross	142,343	20,782
Less: Accumulated depreciation	(22,599)	(498)
Property and equipment, net	$119,744	$20,284

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and cash advances provided by the Parent and Affiliates, the carrying amounts approximate fair value due to the short-term maturities of these instruments. The carrying value of the convertible note approximates fair value because the interest rate approximates market rates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash balances with high quality financial institutions. At times, the Company’s cash balances may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are considered minimal due to collection history.

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

The fair value of common stock used in the option pricing model for stock-based awards granted in 2021 was determined using the most recent price paid by independent investors through a Regulation Crowdfunding (“CF”) securities offering undertaken by the Company. For the majority of time during which stock option awards were granted by the Company in 2021, the Company had been raising funds from investors under Regulation CF campaigns, with a significant number of transactions from both accredited and non-accredited investors.

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and also assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received.

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

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order and after collectibility of substantially all of the contract consideration is probable. Our revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale distributor orders, no e-commerce fees are applicable.

The Company’s sales do not contain any variable consideration.

We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason within the first:

●	7 days for sales made through our website (Lucyd.co)

●	30 days for sales made through Amazon

●	30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns)

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $24,897 and $22,266 as of December 31, 2022 and 2021, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” that requires organizations that lease assets, referred to as “lessees,” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The Company adopted ASU 2016-02 as of January 1, 2021. The Company’s management determined that the adoption of this guidance had no material impact on the Company’s financial statements due to the lack of long-term leasing arrangements.

In May 2018, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contract’s in Entity’s Own Equity.” The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the previous guidance related to debt with conversion and other options that required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. In addition, the amendments revised the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. The amendments in ASU 2020-06 further revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. The Company adopted ASU 2020-06 as of January 1, 2021. The Company’s management determined that the adoption of this guidance had no material impact on the Company’s financial statements due to the lack of beneficial conversion features contained within the Company’s debt.

Subsequent Events

In connection with the preparation of these financial statements, the Company has evaluated subsequent events through March 24, 2023, which is the date the financial statements were available to be issued.

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

The Company meets its day to day working capital requirements through monies raised through sales of eyewear and issuances of equity, including past crowdfunding transactions, and more recently an initial public offering completed in August 2022. The Company also has issued a convertible note held by its parent company. The Company’s forecasts and projections indicate that the Company expects to have sufficient cash reserves and future income to operate within the level of its current facilities. The Company anticipates that its available liquidity will be sufficient to fund operations through at least the end of March 2024.

NOTE 4 – INCOME TAX PROVISION

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations:

	2022	2021
Income tax benefit at the statutory federal rate	$1,193,185	$681,346
State income tax benefits, net of federal benefit	35,149	110,647
Change in valuation allowance	(1,228,334)	(791,993)
Total	$-	-

The components of the Company’s deferred tax assets are as follows:

	2022		2021
Deferred tax assets:
Stock-based compensation		$610,530		$359,032
Other – net		122,133		6,757
Net operating losses – federal		1,346,823		534,771
Net operating losses – state		81,911		110,647
	2,161,397		1,011,207
Less Valuation Allowance		(2,161,397)		(1,011,207)
Net deferred tax assets		$-		$-

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods, and existing contracts that will result in future profits. After reviewing all the evidence, the Company has recorded a full valuation allowance against its deferred tax assets.

At December 31, 2022, the Company had federal net operating loss carryforwards of $6,413,441 and state net operating loss carryforwards of $3,653,332, both of which do not expire.

The Company files Federal and Florida tax returns. The years that remain subject to examination are the years ended December 31, 2020, 2021, and 2022. As of December 31, 2022 and 2021, the Company does not believe that is has any liabilities for uncertain tax positions.

NOTE 5 – INTANGIBLE ASSETS

	December 31,	December 31,
Finite-lived intangible assets	2022	2021
Patent Costs	$156,196	$95,480
Intangible assets, gross	156,196	95,480

Less: Accumulated amortization	(18,639)	(8,174)
Intangible assets, net	$137,557	$87,306

Amortization expense totalled approximately $10,500 and $7,200 for the years ended December 31, 2022 and 2021, respectively. Future amortization is expected to approximate $11,500 per year.

NOTE 6 – RELATED PARTY TRANSACTIONS

Convertible Note and Due to Parent and Affiliates

During the years ended December 31, 2022 and 2021, the Company had the availability of, but not the contractual right to, intercompany financing from the Parent and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below). The convertible notes balances were $61,356 and $289,029 as of December 31, 2022 and 2021, respectively.

On December 1, 2020, the Company issued a convertible note to its Parent and Affiliates for up to $2,000,000 that bears interest at 10% per annum, which includes the option to convert the debt into the Company’s common stock at market price. The note can be converted into shares of common stock of the Company upon occurrence of certain conversion events, as defined.

On June 1, 2021, the Company converted related party borrowings totalling $778,500 into 778,500 shares of common stock at $1.00 each.

On September 5, 2021, the Company converted related party borrowings totalling $500,002 into 140,449 shares of common stock at $3.56 each.

On November 1, 2021, the Company amended and restated its December 1, 2020, convertible note agreement with Parent and Affiliates, increasing the amount of available financing from $2,000,000 to $3,000,000.

On November 16, 2021, the Company converted related party borrowings totalling $901,271 into 253,166 shares of common stock at $3.56 per share.

On August 15, 2022, in connection with the Company’s initial public offering (see Note 8), the Company converted related party borrowings totalling $2,002,280 into 266,970 shares of common stock at $7.50 per share.

Management Service Agreement

In 2020, the Company entered into a management services agreement with a related party (related through common ownership), for which the Company was billed $25,000 quarterly. Effective February 1, 2022, the original management services agreement was amended to have the Company billed at $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

The related party provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

During the years ended December 31, 2022 and 2021, the Company incurred $140,000 and $100,000, respectively, under its management services agreement with Tekcapital Europe Ltd.

Rent of Office Space

Prior to the February 1, 2022 amendment of the aforementioned management services agreement, the Company was provided with rent-free office space by the Parent and Affiliates. Effective February 1, 2022, Tekcapital began to bill the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $74,442 of expense related to this arrangement for the year ended December 31, 2022.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

We are not the subject of any material pending legal proceedings, however, may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by the parent of our majority stockholder, Tekcapital (see Note 6). We consider our current office space adequate for our current operations.

License Agreements

During the year ended December 31, 2022, the Company entered into license agreements which grant the Company the right to sell certain branded smart eyewear. These agreements require the Company to pay royalties based on a percentage of net retail and wholesale sales, and also require guaranteed minimum royalty payments. The agreements have base terms of 10 years but are cancellable at the option of the Company during the fifth year.

The aggregate future minimum payments due under these license agreements are as follows:

2023	$36,750
2024	161,210
2025	356,000
2026	654,000
2027	930,000
Thereafter (through 2032)	7,200,000
Total	$9,337,960

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCKHOLDERS’ EQUITY

Pursuant to a corporate resolution on July 1, 2021, the Company has authority to issue up to 15,000,000 shares of preferred stock and 50,000,000 shares of common stock. There were no shares of preferred stock issued or outstanding as of December 31, 2022 and 2021.

Initial Public Offering

On August 17, 2022, the Company closed on its initial public offering of 980,000 units consisting of 980,000 shares of its common stock and 1,960,000 warrants to purchase 1,960,000 shares of common stock at a combined offering price of $7.50 per unit in exchange for gross proceeds of approximately $7.35 million, before deducting underwriting discounts and offering expenses. Each share of common stock was sold together with two warrants. Each warrant is exercisable to purchase one share of common stock at an initial exercise price of $7.50 per share, subject to certain adjustments as set forth in the warrant agreement. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 147,000 shares of common stock and/or warrants to purchase up to an additional 294,000 shares of common stock to cover over-allotments, of which the Underwriter exercised its option to purchase additional warrants to purchase 294,000 shares of common stock concurrently with the closing.

The shares of common stock and warrants began trading on The Nasdaq Capital Market on August 15, 2022, under the symbols “LUCY” and “LUCYW,” respectively.

Also, pursuant to the terms of the underwriting agreement for the offering, the Company issued by the Underwriter certain other warrants to purchase up to 58,800 shares of the Company’s common stock at an exercise price of $8.228 per share.

The net proceeds received by the Company amounted to $6,189,734.

As of December 31, 2022, none of the aforementioned warrants had been exercised.

NOTE 9 – STOCK BASED COMPENSATION

On July 1, 2021, an Equity Incentive Plan was approved, allowing for total of 20% of our issued and outstanding common stock immediately after the consummation of the initial public offering, less the number of outstanding option grants, or 1,124,043, of total issued shares to be available for the grant of awards under the Plan. 1,685,000 option awards were granted by the Company prior to the approval of the Plan, while 647,500 option awards were granted subject to the Plan.

During the year ended December 31, 2021, the Company, granted 1,687,500 option awards, of which 1,347,500 vest rateably over time and 340,000 vest based on certain performance conditions. There were no option awards granted during the year ended December 31, 2022.

The fair value of options granted is calculated using the Black-Scholes-Merton option pricing model. The underlying assumptions used in the option pricing model for stock option awards granted in 2021 were as follows:

Attribute
Share price at date of grant	$1.00 - $5.00
Options life in years	2 - 3
Risk free rate	0.16% - 0.44%
Expected volatility	121% - 151%
Expected dividend yield	0
Grant date fair value of options	$0.71 - $3.46

The weighted average grant date fair value of options outstanding as of December 31, 2022 and 2021 was $1.84.

Details of the number of share options and the weighted average exercise price outstanding as of and during the years ended December 31, 2022 and 2021 are as follows:

	Av. Exercise
	price per share	Options
	$	(Number)
As at January 1, 2021	1.00	645,000
Granted	3.23	1,687,500
Exercised	-	-
Forfeited	-	-
As at December 31, 2021	2.61	2,332,500
Exercisable as at December 31, 2021	1.87	395,269

As at January 1, 2022	2.61	2,332,500
Granted	-	-
Exercised	-	-
Forfeited	-	-
As at December 31, 2022	2.61	2,332,500
Exercisable as at December 31, 2022	2.18	1,198,577

As of December 31, 2022, the weighted average remaining contractual life of options was 1.68 years for outstanding options, and 1.79 years for exercisable options.

As of December 31, 2022, unrecognized stock option expense of $1,409,958 remains to be recognized over next 1.41 years.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period as required by ASC 260-10-50. Due to the net losses for the years ended December 31, 2022 and 2021, all shares underlying the related party convertible debt, common stock warrants, and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

Calculation of net earnings per common share — basic and diluted:

	For the year ended
	December 31, 2022	December 31, 2021
Basic and diluted:
Net loss	(5,681,833)	(3,244,506)
Weighted-average number of common shares	6,528,959	5,245,622
Basic and diluted net loss per common share	$(0.87)	$(0.62)

NOTE 11 – SUBSEQUENT EVENTS

In February 2023, holders of the Company’s warrants (see Note 8) exercised warrants to purchase an aggregate of 408,600 shares of the Company’s common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to the Company of $1,532,250.