Form 10-Q
period 2023-03-31
Innovative Eyewear Inc
filed 2023-05-12
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 8,417,239 shares of the Company’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 and other filings with the SEC. We do not assume any obligation to update any forward-looking statements.

Innovative Eyewear, Inc.

i

Unless specifically set forth to the contrary, when used in this report the terms “Innovative Eyewear,” the “Company,” “we,” “our,” “us,” and similar terms refer to Innovative Eyewear, Inc. The information which appears on our website lucyd.co is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

March 31, 2023 (Unaudited) and December 31, 2022

	2023	2022
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$3,449,828	$3,591,109
Accounts receivable, net of allowance of $92,646	127,642	110,258
Prepaid expenses	185,313	210,673
Inventory prepayment	-	197,750
Inventory	743,084	94,701
Other current assets	36,240	36,240
Total Current Assets	4,542,107	4,240,731

Non-Current Assets
Patent costs, net	240,426	137,557
Capitalized software costs	110,073	110,073
Property and equipment, net	137,572	119,744
Other non-current assets	82,719	81,779
TOTAL ASSETS	$5,112,897	$4,689,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$292,226	$275,660
Deferred revenue	30,000	30,000
Due to Parent and Affiliates	182,421	232,989
Related party convertible debt	-	61,356
Total Current Liabilities	504,647	600,005

Non-Current Liabilities
Deferred revenue	57,950	65,450
TOTAL LIABILITIES	562,597	665,455

Commitments and contingencies	-	-
Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 7,715,757 and 7,307,157 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	77	73
Additional paid-in capital	16,287,020	14,330,343
Accumulated deficit	(11,736,797)	(10,305,987)
TOTAL STOCKHOLDERS’ EQUITY	4,550,300	4,024,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,112,897	$4,689,884

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$144,921	$236,022
Less: Cost of Goods Sold	(134,630)	(161,632)
Gross Profit	10,291	74,390

Operating Expenses:
General and administrative	(993,772)	(606,972)
Sales and marketing	(259,297)	(584,796)
Research and development	(151,169)	(35,807)
Related party management fee	(35,000)	(35,000)
Total Operating Expenses	(1,439,238)	(1,262,575)

Other Income (Expense)	76	(499)
Interest Expense	(1,939)	(17,875)
Total Other Expense	(1,863)	(18,374)

Net Loss	$(1,430,810)	$(1,206,559)

Weighted average number of shares outstanding	7,569,115	6,060,187
Loss per share, basic and diluted	$(0.19)	$(0.20)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	# Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2023	7,307,157	$73	$14,330,343	$-	$(10,305,987)	$4,024,429

Stock based compensation	-	-	424,431	-	-	424,431
Exercise of warrants by stockholders	408,600	4	1,532,246	-	-	1,532,250
Net loss	-	-	-	-	(1,430,810)	(1,430,810)
Balances, March 31, 2023	7,715,757	$77	$16,287,020	$-	$(11,736,797)	$4,550,300

Balances, January 1, 2022	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

Stock based compensation	-	-	416,951	-	-	416,951
Net loss	-	-	-	-	(1,206,559)	(1,206,559)
Balances, March 31, 2022	6,060,187	$60	$5,259,787	$(11,226)	$(5,830,713)	$(582,092)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Operating Activities
Net Loss	$(1,430,810)	$(1,206,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,956	1,739
Depreciation	10,307	3,983
Non cash interest expense	1,939	17,875
Stock based compensation expense	424,431	416,951
Expenses paid by parent and affiliates	62,204	235,719
Provision for doubtful accounts	142	-

Changes in operating assets and liabilities:
Accounts receivable	(17,526)	(110,329)
Accounts payable and accrued expenses	14,627	38,042
Prepaid expenses	25,360	13,114
Inventory	(450,633)	(41,404)
Other current assets	(10,000)	-
Other current liabilities	(64,629)	-
Contract assets and liabilities	1,560	-
Net cash flows from operating activities	(1,427,072)	(630,869)

Investing Activities
Patent costs	(108,825)	(31,744)
Purchases of property and equipment	(28,135)	(32,106)
Capitalized software expenditures	-	(18,811)
Net cash flows from investing activities	(136,960)	(82,661)

Financing Activities
Payment of deferred offering cost	-	(59,446)
Proceeds from exercise of warrants by stockholders	1,532,250	-
Proceeds from related party convertible debt	-	735,000
Repayment of related party convertible debt	(109,499)	-
Net cash flows from financing activities	1,422,751	675,554

Net Change In Cash	(141,281)	(37,976)

Cash at Beginning of Period	$3,591,109	$79,727
Cash at End of Period	$3,449,828	$41,751

Significant Non-Cash Transactions
Expenses paid for by Parent reported as increase in Due to Parent and Affiliates and related party convertible debt	62,204	235,719

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2023 and 2022 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd. (the “Parent” or “Lucyd”), a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, the “Parent and Affiliates”), which owned approximately 67% of our issued and outstanding shares of common stock as of March 31, 2023. Innovative Eyewear licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2022 (which has been derived from audited financial statements) and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s evaluation of each customer’s payment history, account aging, and financial position. The Company recognized bad debt expense of $142 for the three months ended March 31, 2023, and had an allowance for doubtful accounts of $92,646 as of March 31, 2023.

Capitalized Software

The Company incurred software development costs related to development of the Vyrb app. The Company capitalized these costs in accordance with ASC 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed,” considering it is the Company’s intention to market and sell the software externally. Planning, designing, coding, and testing occurred necessary to meet Vyrb’s design specifications. As such, all coding, development, and testing costs incurred subsequent to establishing technical feasibility were capitalized. We launched a beta version of the Vyrb application in December 2021 that demonstrates the functionality of the software. We are planning the commercial launch of Vyrb in the fourth quarter of 2023, and expect an estimated useful life of five years for this product.

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of March 31, 2023 and as of December 31, 2022.

As of December 31, 2022, the Company recorded an inventory prepayment in the amount of $197,750, related to a down payment for eyewear purchased from the manufacturer; this product was shipped during the three months ended March 31, 2023, and there was no prepayment balance remaining as of March 31, 2023.

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

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives or lease terms if shorter. Depreciation expense for the three months ended March 31, 2023 and 2022 was $10,307 and $3,983, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred.

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

The Company periodically assesses the realizability of its net deferred tax assets. If, after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized, the Company will reduce the net deferred tax assets by a valuation allowance. The realization of net deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of net operating loss carryforwards.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors in accordance with ASC Topic 718, which requires that compensation expense be recognized in the financial statements for stock-based awards based on the grant date fair value. For stock option awards, the Black-Scholes-Merton option pricing model is used to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility.

The expected term of the stock options is estimated based on the simplified method as allowed by Staff Accounting Bulletin 107 (SAB 107). The share price volatility at the grant date is estimated using historical stock prices of comparably profiled public companies based upon the expected term of the award being valued. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

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

For sales generated through our e-commerce channels, we identify the contract with a customer upon online purchase of our eyewear and transaction price at the manufacturer suggested retail price (“MSRP”) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels. Our e-commerce revenue is recognized upon meeting the performance obligation when the eyewear is shipped to end customers. Only U.S. consumers enjoy free USPS first class postage, with faster delivery options available for extra cost, for sales processed through our website and on Amazon. For Amazon sales, shipping is free for U.S consumers while international customers pay shipping charges on top of MSRP. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers and are recorded as a component of cost of goods sold as incurred. The Company charges applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which the company sells products.

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

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. Revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale orders, no e-commerce fees are applicable.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we reviewed all individual returns received in April 2023 pertaining to orders processed prior to March 31, 2023. As a result, the Company determined that an allowance for sales returns was necessary. The Company recorded an allowance for sales returns of $1,925 and $24,897 as of March 31, 2023 and December 31, 2022, respectively.

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

The Company meets its day to day working capital requirements through monies raised through sales of eyewear and issuances of equity, including the initial public offering completed on August 2022 and subsequent exercises of warrants by stockholders. The Company also previously issued a convertible note held by its parent company, which was repaid in full during the three months ended March 31, 2023. The Company’s forecasts and projections indicate that the Company expects to have sufficient cash reserves and future income to operate within the level of its current facilities. The Company anticipates that its available liquidity will be sufficient to fund operations through at least the end of May 2024.

NOTE 4 – INCOME TAX PROVISION

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded a tax provision for the three months ended March 31, 2023 and 2022 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – INTANGIBLE ASSETS

	March 31,	December 31,
Finite-lived intangible assets	2023	2022
Patent Costs	$265,022	$156,196
Intangible assets, gross	265,022	156,196

Less: Accumulated amortization	(24,595)	(18,639)
Intangible assets, net	$240,426	$137,557

Amortization expense totalled $5,956 and $1,739 for the three months ended March 31, 2023 and 2022, respectively. Future amortization is expected to approximate $23,800 per year.

NOTE 6 – RELATED PARTY ADVANCES AND OTHER INTERCOMPANY AGREEMENTS

Convertible Note and Due to Parent and Affiliates

During the three months ended March 31, 2023 and during 2022, the Company had the availability of, but not the contractual right to, intercompany financing from the Parent and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below).

The convertible notes balances were $61,356 at December 31, 2022. In January 2023, the Company borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023, such that there were no amounts outstanding under convertible notes as of March 31, 2023.

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

The related party currently provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

During the three months ended March 31, 2023 and 2022, the Company incurred $35,000 in each period under its agreement with Tekcapital Europe Ltd.

Rent of Office Space

Prior to the February 1, 2022 amendment of the aforementioned management services agreement, the Company was provided with rent-free office space by the Parent and Affiliates. Effective February 1, 2022, Tekcapital began to bill the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $22,769 of expense related to this arrangement for the three months ended March 31, 2023.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

We are not the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by the parent of our majority stockholder, Tekcapital (see Note 6). We consider our current office space adequate for our current operations.

License Agreements

On September 28, 2022, we entered into a multi-year global licensing agreement with Nautica Apparel, Inc., which became effective July 1, 2022. Pursuant to this agreement, we received a license to utilize the global lifestyle brand Nautica® for our smart eyewear products. This agreement requires us to pay royalties based on a percentage of net retail and wholesale sales, and also requires guaranteed minimum royalty payments. The agreement has a base term of 10 years but is cancellable at our option during the fifth year. The future minimum payments due during the noncancelable portion of the contract term (2022-2027) are approximately $1.1 million in aggregate; future minimum payments due during the remaining term of the contract (2028-2032) are approximately $3.6 million in aggregate. Guaranteed minimum royalty payments due during the 2023 calendar year are less than $25,000.

On December 23, 2022, we entered into a multi-year global licensing agreement with Authentic Brands Group, which became effective October 1, 2022. Pursuant to this agreement, we received a license to utilize the outdoor brand Eddie Bauer® for our smart eyewear products. This agreement requires us to pay royalties based on a percentage of net retail and wholesale sales, and also requires guaranteed minimum royalty payments. The agreement has a base term of 10 years but is cancellable at our option during the fifth year. The future minimum payments due during the noncancelable portion of the contract term (2022-2027) are approximately $1.1 million in aggregate; future minimum payments due during the remaining term of the contract (2028-2032) are approximately $3.6 million in aggregate. Guaranteed minimum royalty payments due during the 2023 calendar year are less than $25,000.

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK-BASED COMPENSATION

During the three months ended March 31, 2023, we granted the following option awards, all of which had an exercise price of $1.275 per share, and expire on January 13, 2028:

●	Options to purchase an aggregate of 330,000 shares of common stock were issued to the Company’s officers and management, of which 1/3 vested immediately, 1/3 shall vest on January 13, 2024, and the remaining 1/3 shall vest on January 13, 2025.

●	Options to purchase an aggregate of 75,000 shares of common stock were issued to non-management directors, which vest evenly over three years, whereby 1/3 shall vest on each of January 13, 2024, January 13, 2025, and January 13, 2026.

●	Options to purchase an aggregate of 162,000 shares of common stock were issued to certain employees and consultants, which vest evenly over three years, whereby 1/3 shall vest on each of January 13, 2024, January 13, 2025, and January 13, 2026.

●	Options to purchase an aggregate of 75,000 shares of common stock were issued an employee, which vest evenly over three years, whereby 1/6 of the options shall vest every six months.

●	Options to purchase an aggregate of 6,000 shares of common stock were issued to a consultant, which vested immediately.

Details of the number of share options and the weighted average exercise price outstanding as of and during the three months ended March 31, 2023 are as follows:

	Av. Exercise price per share $	Options (Number)
As at January 1, 2023	2.61	2,332,500
Granted	1.28	648,000
Exercised	-	-
Forfeited	-	-
As at March 31, 2023	2.32	2,980,500
Exercisable as at March 31, 2023	2.16	1,339,154

As of March 31, 2023, the weighted average remaining contractual life of options was 2.16 years for outstanding options, and 1.80 years for exercisable options.

As of March 31, 2023, unrecognized stock option expense of $1,627,154 remains to be recognized over next 3.29 years.

NOTE 9 – STOCKHOLDERS’ EQUITY

On August 17, 2022, as part of the Company’s initial public offering, the Company issued 1,960,000 warrants to purchase 1,960,000 shares of common stock, which began trading and are currently trading on the Nasdaq Capital Market, under the symbol “LUCYW.” Additionally, pursuant to the terms of the underwriting agreement for the offering, the Company issued to the underwriter certain other warrants to purchase up to 58,800 shares of the Company’s common stock.

In February 2023, holders of the Company’s publicly-traded warrants exercised such warrants to purchase an aggregate of 408,600 shares of the Company’s common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to the Company of $1,532,250. As of March 31, 2023, 1,551,400 of such warrants remain outstanding.

None of the warrants issued to the underwriter have been exercised as of March 31, 2023.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period as required by ASC 260-10-50. Due to the net losses for the three months ended March 31, 2023 and 2022, all shares underlying the related party convertible debt, common stock warrants, and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

Calculation of net earnings per common share — basic and diluted:

	For the three months ended
	March 31, 2023	March 31, 2022
Basic and diluted:
Net loss	(1,430,810)	(1,206,559)
Weighted-average number of common shares	7,569,115	6,060,187
Basic and diluted net loss per common share	$(0.19)	$(0.20)

NOTE 11 – SUBSEQUENT EVENTS

Warrant Transactions

Between April 1, 2023 and April 16, 2023, holders of the Company’s warrants (see Note 9) exercised warrants to purchase an aggregate of 321,120 shares of the Company’s common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to the Company of $1,204,200.

On April 17, 2023, the Company entered into a warrant exercise inducement letter agreement (“Inducement Letter”) with certain accredited investors that were existing holders of warrants to purchase an aggregate of 150,000 shares of the Company’s common stock for cash, wherein the investors agreed to exercise all of their existing warrants at an exercise price of $3.75 per share. The gross proceeds to the Company from this transaction, before deducting estimated expenses and fees, was $562,000. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new warrants to purchase up to an aggregate of 300,000 shares of common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The New Warrants are immediately exercisable upon issuance at an exercise price of $3.75 per common share and will expire on April 19, 2028. The New Warrants and the shares of common stock issuable upon their exercise, have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The New Warrants were offered only to accredited investors.

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

Overview

The mission of our company is to upgrade the world’s eyewear, by adding useful tech features to comfortable and stylish sunglasses and eyeglasses. Our products enable seamless Bluetooth connection to your digital life and prescription vision correction in one affordable and convenient package. Our flagship brand of smart eyewear is called Lucyd, and Lucyd eyewear is enjoyed by thousands of people around the world who want the convenience and utility of wireless headphones and glasses in one. Furthermore, we are revolutionizing the concept of eyewear overall, by enabling connection to the powerful ChatGPT AI assistant right on our glasses, using a novel and ergonomic voice interface. The Company believes the advent of this powerful feature to our eyewear will significantly enhance user adoption of Lucyd frames, and will provide a new revenue stream for the business in the form of in-app purchases.

In January 2021, we officially launched our first commercial product, Lucyd Lyte® (“Lucyd Lyte”). This initial product offering embodied our goal of creating smart eyewear for all day wear that looks like and is priced similarly to designer eyewear, but is also lightweight and comfortable, and enables the wearer to enjoy hifi audio, handsfree phone calls and instant access to voice assistants like Siri®. The product was initially launched with six styles, and in 2021-2022, 10 additional styles were added. One of the final styles of the Lyte version 1.0 achieved a milestone in product weight, offering one of the first commercially available smartglasses weighing one ounce exactly, the approximate weight of traditional eyeglasses.

We recently launched the Lyte 2.0 collection of our Bluetooth audio eyewear with many style and technological improvements. The selection of styles and sizes in the collection offers a similar amount of variety as traditional eyewear collections. All styles are each available with 70 different lens types, resulting in hundreds of variations of products currently available.

The new Lyte 2.0 collection features several key breakthroughs for the smart eyewear product category:

1.	Music playback and call time were extended to 12 hours, a 50% increase over the version 1.0 and making Lyte one of the longest-lasting true wireless audio devices on the market.

2.	A four-speaker array was introduced, improving audio fidelity significantly compared to the version 1.0 model and many other smart eyewear products.

3.	Styling of the frames deployed the Company’s new expert design team, producing smart eyewear that follows trending styles in 2023 in the traditional eyeglasses and sunglasses markets. The collection features many style firsts for a smart eyewear collection designed in the United States, that have proven commercially successful in traditional eyewear, such as titanium rose gold and champagne crystal styles for women, and gunmetal gray and acetate aviator styles for men.

4.	The upgrade to a Bluetooth 5.2 chip improves connection stability, especially for older devices.

5.	Responsiveness of touch controls improved with an audible tone added to alert the wearer when they have used a command successfully.

6.	The transition of the LED status indicators to the interior of the temples, a change based on consumer feedback, makes the product more discreet.

Since the launch of Lucyd Lyte, we have witnessed interest and demand from customers throughout the United States and have sold thousands of our smart eyeglasses. Within six months of the launch of Lucyd Lyte, several optical stores in the United States and Canada onboarded the product and we have had discussions with several other large eyewear chains (by number of locations) regarding retailing our product in both traditional eyewear and sporting goods locations. Our early partnerships include selling through BestBuy.com and DicksSportingGoods.com, and we are developing long-standing relationships with these retailers in an effort to bring the smart eyewear product category to mainstream retail. We believe smart eyewear is a product category whose time has come, and we believe we are well positioned to capitalize on and help develop this exciting new sector – where vision correction and protection meets fashion meets connectivity in a user-friendly, mass market format, priced similarly to designer eyewear.

In first quarter of 2022 we introduced a virtual try-on kiosk for select retail stores. This device introduces our products to prospective retail customers and enables them to digitally try-on our line of smart glasses in a touch free manner.

We anticipate introducing eight styles of Nautica smart eyewear, six to twelve additional styles of Lucyd Lyte glasses, and our first Bluetooth safety glasses in 2023. In addition, we anticipate the following upgrades to accessory products in 2023:

●	The patent-pending Lucyd charging dock will be upgraded to feature a charging status LED and USB data capability, enabling it to be used as a USB hub for computers in addition to a charging hub.

●	The try-on kiosk software has been updated to support new Lyte 2.0 models, and is planned to be upgraded further with a store control panel enabling the kiosk owner to change the display into Spanish language mode and control which frames and lens options are shown in the digital experience. This is in response to retailer requests for a Spanish version of the software, due to a growing number of locations carrying Lucyd eyewear in Puerto Rico and US-Mexico border cities.

In the fourth quarter of 2022, we introduced key features in the Vyrb app, including live broadcasts for up to 100 users in one digital “room,” and the ability to upload external audio content into Vyrb, enabling longstanding content creators to import their existing libraries swiftly into the platform. Also in the fourth quarter of 2022, we completed development of core audio eyewear product improvements, such as upgrading all frames to quadraphonic sound, which were rolled out across all new eyewear models in January 2023.

In April 2023, we introduced a major software upgrade for our glasses with the launch of the Lucyd app for iOS/Android. This free application enables the user to converse with the extremely popular ChatGPT AI language model on the glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. The app deploys a powerful and unique Siri and Google Voice integration with the Open AI API for ChatGPT, developed internally by the company and now pending patent. This development instantly makes all Lucyd eyewear perhaps the smartest smartglasses available today, and represents a significant marketing opportunity for the company’s core smartglasses product, and a potential in-app purchase revenue stream for the Company.

We apply a manufacturer suggested retail price (“MSRP”) of $199 (for our standard frames) to $229 (for our titanium frames) for non-prescription, polarized sunglass and blue light blocking glasses across our online channels, with our wholesale pricing offering volume discounts to these prices. Please refer to discussion in the Components of Results of Operations section below for more details regarding our pricing structure.

Our business model is capital light, as we have elected not to build our own manufacturing facilities and Company-owned retail distribution, but rather have contracted with existing sources of production and proven consumer-facing retail distribution.

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

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have over 280 retail stores selling Lucyd Lyte primarily in the United States and Canada, across 230 unique wholesale accounts. This represents a growth of 50 new wholesale accounts in the first quarter of 2023, primarily across independent optical stores, optical buying groups and regional optical chains. Based on the existing demand for our products, current distribution and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2023.

We expect this number to gradually increase as we continue to improve our product, roll out our co-op marketing program and introduce more of our virtual try-on kiosks into retail stores, to facilitate customer education and product sell-through.

Customer Ratings (B2C)

The Lucyd Lyte 2.0 product is receiving significantly higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality and build quality. 14 out of 15 of the sunglass styles on Amazon carry a 4.3/5 rating or higher, compared to most products with an approximate 3.5/5 rating from our previous collection. We believe this is a very strong signal of early positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of March 31, 2023, we received a total of 13,174 orders from customers online. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Net Revenue

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, and on our own website Lucyd.co and on Amazon.

Our flagship product line increased in price with the launch of the version 2.0 models, from $149 to $199 on acetate models, and $179 to $229 on titanium models for non-prescription glasses across all of our online channels. In addition, we introduced a minimum advertised price on the new models of $169 and $199, respectively, to support our retail partners with guaranteed minimum pricing.

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

U.S. consumers enjoy free USPS first class postage, with faster delivery options available for extra cost, for sales processed through our website. For Amazon sales, shipping is free for U.S consumers while international customers pay shipping charges. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers. We charge applicable state sales taxes for both online channels and all other marketplaces on which we sell.

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

For retail sales placed on one of our e-commerce channels, these costs include (i) product costs held at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, (iii) optical laboratory costs for prescription glasses, (iv) merchant fees, (v) fees paid to third-party e-commerce platforms, and (vi) cost of shipping the product to the consumer.

For wholesale sales these costs include (i) product costs stated at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, and (iii) credit card fees.

When consumers place their orders directly on our online store, we save approximately 12-15% on marketplace fees compared to when consumers place their orders directly from third-party platforms like Amazon and eBay.

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

We anticipate our cost of goods sold, on a per unit basis, will decrease with scale, and this will likely have a positive impact on our gross margins.

Operating Expenses

Our operating expenses consist primarily of:

●	general & administrative expenses that include primarily consulting and payroll expenses, IT & software, legal, postage and non-customer product shipping, and other administrative expense;

●	sales and marketing expenses including cost of online and TV advertising, marketing agency fees, influencers, trade shows, and other initiatives;

●	related party management fees for a range of back-office services provided by Tekcapital LLC; and

●	research and development expenses related to (i) development of new styles and features of our smart eyewear, (ii) development and improvement of our e-commerce website, and (iii) development of our Vyrb social media app for wearables.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023	% of Revenues	Three months ended March 31, 2022	% of Revenues	Change between the three months ended March 31, 2023 and 2022	% Change
Revenues, net	$144,921	100%	$236,022	100%	$(91,101)	-39%
Less: Cost of Goods Sold	(134,630)	93%	(161,632)	68%	27,002	-17%
Gross Profit	10,291	7%	74,390	32%	(64,099)	-86%

Operating Expenses:
General and administrative	(993,772)	686%	(606,972)	257%	(386,800)	64%
Sales and marketing	(259,297)	179%	(584,796)	248%	325,499	-56%
Research & development	(151,169)	104%	(35,807)	15%	(115,362)	322%
Related party management fee	(35,000)	24%	(35,000)	15%	-	0%
Total Operating Expenses	(1,439,238)	993%	(1,262,575)	535%	(176,663)	14%

Other Income (Expense)	76	0%	(499)	0%	575	-115%
Interest Expense	(1,939)	1%	(17,875)	8%	15,936	-89%
Total Other Expense	(1,863)	1%	(18,374)	8%	16,511	-90%

Net Loss	$(1,430,810)	987%	$(1,206,559)	511%	$(224,251)	19%

Revenue

Our revenues for the three months ended March 31, 2023 were $144,921, representing a decrease of approximately 39% as compared to revenues of $236,022 during the three months ended March 31, 2022. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses, and accessories. The decline in revenue was primarily attributable to manufacturing and shipping delays of new product as a result of factory shutdowns related to COVID-19 outbreaks in China.

For the three months ended March 31, 2023, approximately 35% of sales were processed on our online store (Lucyd.co), 31% on Amazon, and 34% with reseller partners. This sales channel mix positively impacted our revenue for the period as compared with the prior year period, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the three months ended March 31, 2023, we generated $33,350 of revenue from sales of non-prescription frames and accessories and $16,918 was generated from sales of frames with prescription lenses. All of the $45,045 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $50,268 in online sales generated through Lucyd.co, $16,918 related to frames with prescription lenses and $33,350 of glasses sold were with non-prescription lenses. E-commerce sales are the most material portion of our sales to date.

For the three months ended March 31, 2022, approximately 24% of sales were processed on our online store (Lucyd.co), 26% on Amazon, and 50% with retail store partners. For the three months ended March 31, 2022, we generated $207,306 of revenue from sales of nonprescription frames and $28,716 was generated from sales of frames with prescription lenses. All of the $61,576 in sales generated on Amazon.com during the period were for non-prescription frames as we only offer prescription lenses through our website. Of the $56,194 in online sales generated through Lucyd.co, $28,814 related to frames with prescription lenses and $27,380 of glasses sold were with non-prescription lenses.

Despite the decline in sales, there have recently been several notable advances in our technology products and partnerships which speak to the potential to grow revenues well beyond the current level:

●	Key hardware improvements include the development of a new proprietary four-speaker audio temple for the Lucyd Lyte flagship line, the increase in battery life of all of our flagship to 12 hours of playback, which is longer than the vast majority of wireless audio products, and design improvements to the frames overall that were the result of hiring two new expert eyewear designers.

●	Key software improvements include the development of a live broadcasting feature on the Company’s proprietary Vyrb mobile app, the ability to import any form of audio content into Vyrb to support the migration of existing audio content creators to the platform, and the introduction of the Company’s Digital Try-on Display into dozens of retail stores, to offer an immersive product experience for in-store shoppers at our partner locations.

●	The upcoming launch of the Nautica Powered by Lucyd line later this year, made possible by the exclusive agreement with Authentic Brands Group for the Nautica brand, represents significant revenue potential. We intend to partner with Nautica-branded sales channels and expect to be able to increase our presence in other retail channels via the Nautica brand, a household name in dozens of countries.

Over time, we expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We currently have a retail store presence in over 250 stores.

Cost of goods sold

Our total cost of goods sold decreased to $134,630 for the three months ended March 31, 2022, as compared to $161,632 for the three months ended March 31, 2022. This decrease is largely reflective of the decrease in sales volumes during the current year period as compared with the prior year period, partially offset by higher fees and quality assurance costs in the current year period. Smart eyewear is a highly specialized product that has the combined specifications and component requirements of a wireless Bluetooth headset and optical eyewear in one, meaning it is expensive to manufacture in small quantities of a few thousand at a time. As demand and awareness for smart eyewear continues to grow over time, the Company expects that its per unit cost will decrease as its order volumes increase.

Cost of goods sold for the three months ended March 31, 2023 included the cost of frames of $73,798; cost of prescription lenses incurred with our third-party vendor of $22,123; affiliate referral fees, sales commission expense, and e-commerce platform fees of $27,009, and quality assurance costs related to our products sold of $11,700. Out of $134,630 of our total cost of goods sold for the three months ended March 31, 2023, $22,123 related to orders with prescription lenses, while $112,507 pertained to non-prescription orders.

Cost of goods sold for the three months ended March 31, 2022 included the cost of frames of $101,633; cost of prescription lenses incurred with our third-party vendor of $34,420; and affiliate referral fees, sales commission expense, e-commerce platform fees of $25,579. Out of $161,632 of our total cost of goods sold for the three months ended March 31, 2022, $44,304 related to orders with prescription lenses, while $117,328 pertained to non-prescription orders.

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

Gross profit

Our gross profit was $10,291 for the three months ended March 31, 2023, as compared to $74,390 for the three months ended March 31, 2022. This decrease was primarily due to the aforementioned lower sales volumes driven by manufacturing and shipping delays of new product as a result of factory shutdowns related to COVID-19 outbreaks in China, and was also partially caused by higher fees and quality assurance costs.

We expect gross profit for the fiscal year ending December 31, 2023 to improve, primarily due to economies of scale from large, anticipated orders. As we expect retail stores to become our primary sales channel as we on-board new stores, we also expect our overall gross margin to be better than that of the wholesale channel, since no e-commerce platform fees or prescription lens costs apply in wholesale channels.

Operating expenses

Our operating expenses increased by 14% to $1,439,238 for the three months ended March 31, 2023, as compared to $1,262,575 for the three months ended March 31, 2022. This increase was primarily due to the continued expansion and growth of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 64% to $993,772 for the three months ended March 31, 2022, as compared to $606,972 for the three months ended March 31, 2023. This increase was primarily attributable to (i) increased costs associated with being a publicly-traded company, including but not limited to directors’ remuneration, insurance expense, and public and investor relations, which resulted in an increase in expense of approximately $166,000, and (ii) an increase of approximately $134,000 in employee-related costs, resulting from increases in our staffing and new employment agreements entered into with executives in the latter portion of 2022.

Sales and marketing expenses

Our sales and marketing expenses decreased by 56% to $259,297 for the three months ended March 31, 2023, as compared to $584,796 for the three months ended March 31, 2022. The decrease was primarily due to a restructuring of the Company’s e-commerce business, including a full redevelopment of the main Lucyd.co e-commerce experience, as well as building and enhancing new product listings across Amazon and other third-party marketplaces, which have been completed as of March 31, 2023. While the Company was developing its brand presence across owned and third-party channels, the Company preserved marketing budgets as it focused on conversion optimization of its online listings. The Company intends to scale back up to its former level of advertising spend, but with a lower average cost of sale as a result of the improved web presence and product improvements.

We anticipate these costs to increase as we continue to invest in and build our brand, expand the number of e-commerce platforms on which we sell our products, invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Research and development costs

Our research and development costs increased by 322% to $151,169 for the three months ended March 31, 2023, as compared to $35,807 for the three months ended March 31, 2022. This increase was primarily attributable to an expansion to the Company’s software initiatives to include the Lucyd app, and therefore increased the portion of the work hours spent by the CEO and CTO (as well as a portion of their stock-based compensation expense) on new software development on the Vyrb app, the new Lucyd app, and our glasses, as well as external coding teams we have engaged to write the programming for our software and enhance our software user experiences with code updates. Additionally, the Company hired a new software support agency to assist us in our software initiatives.

Related party management fee

Our related party management fee was $35,000 for each of the three months ended March 31, 2023 and 2022, based on the terms of the management services agreement between us and an affiliate of our Parent.

Liquidity and Capital Resources

Cash Flow Data:

	Three months ended	Three months ended
	March 31,	March 31,
	2023	2022
Net cash flows from operating activities	$(1,427,072)	$(630,869)
Net cash flows from investing activities	(136,960)	(82,661)
Net cash flows from financing activities	1,422,751	675,554
Net Change in Cash	$(141,281)	$(37,976)

In February 2023, investors exercised warrants to purchase an aggregate of 408,600 shares of our common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to us of $1,532,250.

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents, proceeds from our August 2022 initial public offering, proceeds received from investors’ exercises of warrants, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.

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

Between April 1, 2023 and April 16, 2023, investors exercised warrants to purchase an aggregate of 321,120 shares of our common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to us of $1,204,200.

On April 17, 2023, we entered into a warrant exercise inducement letter agreement with certain accredited investors that were existing holders of warrants to purchase an aggregate of 150,000 shares of our common stock for cash, wherein the investors agreed to exercise all of their existing warrants at an exercise price of $3.75 per share. The gross proceeds we received from this transaction, before deducting estimated expenses and fees, was $562,000. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new warrants to purchase up to an aggregate of 300,000 shares of common stock in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of March 31, 2023 and December 31, 2022.

As of December 31, 2022, we recorded an inventory prepayment in the amount of $197,750, related to a down payment for eyewear purchased from the manufacturer; this product was shipped during the three months ended March 31, 2023, and there was no prepayment balance remaining as of March 31, 2023.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $1,925 and $24,897 as of March 31, 2023 and December 31, 2022, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of goods sold at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

We present earnings and loss per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the period as required by ASC 260-10-50. For the three months ended March 31, 2023 and 2022, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation, due to their anti-dilutive effect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2023.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not the subject of any material pending legal proceedings; however, from time to time we may become a party to various legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 24, 2023.

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

On April 17, 2023, the Company entered into a warrant exercise inducement letter agreement (“Inducement Letter”) with certain accredited investors that were existing holders of warrants to purchase an aggregate of 150,000 shares of the Company’s common stock for cash, wherein the investors agreed to exercise all of their existing warrants at an exercise price of $3.75 per share. The gross proceeds to the Company from this transaction, before deducting estimated expenses and fees, was $562,000. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new warrants to purchase up to an aggregate of 300,000 shares of common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The New Warrants are immediately exercisable upon issuance at an exercise price of $3.75 per common share and will expire on April 19, 2028. Th New Warrants and the shares of common stock issuable upon their exercise, have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The New Warrants were offered only to accredited investors.

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

Innovative Eyewear, Inc.
(Registrant)

Date: May 12, 2023	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)