Form 10-Q
period 2023-06-30
Innovative Eyewear Inc
filed 2023-08-11
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 12,917,239 shares of the Company’s common stock issued and outstanding.

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

June 30, 2023 (Unaudited) and December 31, 2022

	2023	2022
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$5,356,445	$3,591,109
Investments in debt securities, at amortized cost (fair value of $1,950,220)	1,949,204	-
Accounts receivable, net of allowances of $98,318 and $92,646, respectively	130,655	110,258
Prepaid expenses	271,276	210,673
Inventory prepayment	366,626	197,750
Inventory	659,867	94,701
Other current assets	36,240	36,240
Total Current Assets	8,770,313	4,240,731

Non-Current Assets
Patent costs, net	251,363	137,557
Capitalized software costs	110,073	110,073
Property and equipment, net	125,200	119,744
Other non-current assets	82,719	81,779
TOTAL ASSETS	$9,339,668	$4,689,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$148,982	$275,660
Deferred revenue	30,000	30,000
Due to Parent and Affiliates	151,612	232,989
Related party convertible debt	-	61,356
Total Current Liabilities	330,594	600,005

Non-Current Liabilities
Deferred revenue	57,950	65,450
TOTAL LIABILITIES	388,544	665,455

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 12,917,239 and 7,307,157 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	129	73
Additional paid-in capital	21,975,594	14,330,343
Accumulated deficit	(13,024,599)	(10,305,987)
TOTAL STOCKHOLDERS’ EQUITY	8,951,124	4,024,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,339,668	$4,689,884

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$169,929	$204,741	$314,850	$440,763
Less: Cost of Goods Sold	(199,745)	(161,494)	(334,375)	(323,126)
Gross (Deficit) Profit	(29,816)	43,247	(19,525)	117,637

Operating Expenses:
General and administrative	(968,354)	(710,135)	(1,962,126)	(1,317,108)
Sales and marketing	(103,643)	(391,919)	(362,940)	(976,714)
Research and development	(197,478)	(52,560)	(348,647)	(88,367)
Related party management fee	(35,000)	(35,000)	(70,000)	(70,000)
Total Operating Expenses	(1,304,475)	(1,189,614)	(2,743,713)	(2,452,189)

Other Income (Expense)	47,586	(2,059)	47,662	(2,558)
Interest Expense	(1,097)	(45,386)	(3,036)	(63,261)
Total Other Income (Expense)	46,489	(47,445)	44,626	(65,819)

Net Loss	$(1,287,802)	$(1,193,812)	$(2,718,612)	$(2,400,371)

Weighted average number of shares outstanding	8,570,035	6,060,187	8,072,340	6,060,187
Loss per share, basic and diluted	$(0.15)	$(0.20)	$(0.34)	$(0.40)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	# Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2023	7,307,157	$73	$14,330,343	$-	$(10,305,987)	$4,024,429

Stock based compensation	-	-	424,431	-	-	424,431
Exercises of warrants by stockholders (see Note 9)	408,600	4	1,532,246	-	-	1,532,250
Net loss	-	-	-	-	(1,430,810)	(1,430,810)
Balances, March 31, 2023	7,715,757	$77	$16,287,020	$-	$(11,736,797)	$4,550,300

Stock based compensation	-	-	(40,180)	-	-	(40,180)
Exercises of stock options	230,362	2	17,648	-	-	17,650
Exercises of warrants by stockholders (see Note 9)	321,120	3	1,204,197	-	-	1,204,200
Exercises of warrants related to private placement transaction (see Note 9)	150,000	2	391,266	-	-	391,268
Second public offering (see Note 9)	4,500,000	45	4,115,643	-	-	4,115,688
Net loss	-	-	-	-	(1,287,802)	(1,287,802)
Balances, June 30, 2023	12,917,239	$129	$21,975,594	$-	$(13,024,599)	$8,951,124

Balances, January 1, 2022	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

Stock based compensation	-	-	416,951	-	-	416,951
Net loss	-	-	-	-	(1,206,559)	(1,206,559)
Balances, March 31, 2022	6,060,187	$60	$5,259,787	$(11,226)	$(5,830,713)	$(582,092)

Stock based compensation	-	-	416,951	-	-	416,951
Collection of stock subscription receivable	-	-	-	6,684		6,684
Net loss	-	-	-	-	(1,193,812)	(1,193,812)
Balances, June 30, 2022	6,060,187	$60	$5,676,738	$(4,542)	$(7,024,525)	$(1,352,269)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(Unaudited)

	2023	2022
Operating Activities
Net Loss	$(2,718,612)	$(2,400,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,816	4,181
Depreciation	28,979	7,899
Non cash interest expense	3,036	64,512
Stock based compensation expense	384,251	833,902
Expenses paid by parent and affiliates	151,467	474,047
Provision for doubtful accounts	5,814	-
Changes in operating assets and liabilities:
Accounts receivable	(26,211)	(143,487)
Accounts payable and accrued expenses	(129,714)	53,042
Prepaid expenses	(60,603)	14,770
Inventory	(734,042)	(44,607)
Other current assets	(10,000)	-
Other current liabilities	(184,701)	-
Contract assets and liabilities	1,560	-
Net cash flows from operating activities	(3,270,960)	(1,136,112)

Investing Activities
Purchases of financial investments (debt securities)	(1,949,204)	-
Patent costs	(131,622)	(38,512)
Purchases of property and equipment	(34,435)	(40,394)
Capitalized software expenditures	-	(18,848)
Net cash flows from investing activities	(2,115,261)	(97,754)

Financing Activities
Proceeds from second public offering (see Note 9)	4,115,688	-
Proceeds from exercises of warrants related to private placement transaction (see Note 9)	391,268	-
Proceeds from exercise of warrants by stockholders (see Note 9)	2,736,450	-
Proceeds from exercise of stock options	17,650	-
Collection of stock subscription receivable	-	6,684
Payment of deferred offering costs	-	(62,667)
Proceeds from related party convertible debt	-	1,245,000
Repayment of related party convertible debt	(109,499)	-
Net cash flows from financing activities	7,151,557	1,189,017

Net Change In Cash	1,765,336	(44,849)
Cash at Beginning of Period	$3,591,109	$79,727
Cash at End of Period	$5,356,445	$34,878

Significant Non-Cash Transactions
Expenses paid for by Parent reported as increase in Due to Parent and Affiliates and related party convertible debt	151,467	474,047

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023 and 2022
(Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd. (the “Parent” or “Lucyd”), a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, the “Parent and Affiliates”), which owned approximately 40% of our issued and outstanding shares of common stock as of June 30, 2023. Innovative Eyewear has licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash Equivalents

All highly liquid investments with original maturities of three months or less, including money market funds, certificates of deposit, and US Treasury bills purchased three months or less from maturity, are considered cash equivalents.

Investments

As of June 30, 2023, the Company held an investment in U.S. Treasury bills, which matures in December 2023. This investment is classified as “held-to-maturity” and is recorded at amortized cost of $1,949,204 in the accompanying condensed balance sheet. The fair value of this investment, based on quoted prices (unadjusted) in active markets for identical assets, is $1,950,220 as of June 30, 2023, which includes an unrealized gain of $1,016.

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

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s evaluation of each customer’s payment history, account aging, and financial position. The Company recognized bad debt expense of $5,672 and $5,814 for the three and six months ended June 30, 2023, respectively, and had an allowance for doubtful accounts of $98,318 as of June 30, 2023. There was no bad debt expense recognized for the three and six months ended June 30, 2022.

Inventory

The Company’s inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of June 30, 2023 and as of December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Company recorded an inventory prepayment in the amount of $366,626 and $197,750, respectively, related to down payment for eyewear purchased from the manufacturer, prior to shipment of the product that occurred after June 30, 2023 and December 31, 2022, respectively.

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

Capitalized Software

The Company incurred software development costs related to development of the Vyrb app. The Company capitalized these costs in accordance with ASC 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed,” considering it is the Company’s intention to market and sell the software externally. Planning, designing, coding, and testing occurred necessary to meet Vyrb’s design specifications. As such, all coding, development, and testing costs incurred subsequent to establishing technical feasibility were capitalized. The Company launched a beta version of the Vyrb application in December 2021 that demonstrates the functionality of the software. Management is planning the commercial launch of Vyrb in the fourth quarter of 2023, and expects an estimated useful life of five years for this product.

Property and Equipment

Property and equipment assets are depreciated using the straight-line method over their estimated useful lives or lease terms if shorter. Depreciation expense for the three months ended June 30, 2023 and 2022 was $10,307 and $3,916, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $28,979 and $7,899, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we reviewed all individual returns received in July 2023 pertaining to orders processed prior to June 30, 2023. As a result, the Company determined that an allowance for sales returns was necessary. The Company recorded an allowance for sales returns of $4,441 and $24,897 as of June 30, 2023 and December 31, 2022, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

NOTE 3 – GOING CONCERN

The Company has a limited operating history. The Company’s business and operations are sensitive to general business and economic conditions in the United States. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn, or otherwise, changes in regulations or restrictions in imports, competition, or changes in consumer taste. These adverse conditions could affect the Company’s financial condition and the results of its operations.

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity, including our initial public offering completed in August 2022, a secondary public offering completed in June 2023, and exercises of warrants by stockholders (see Note 9 for additional details). The Company also previously issued a convertible note held by its parent company, which was repaid in full during the six months ended June 30, 2023. The Company’s forecasts and projections indicate that the Company expects to have sufficient cash reserves and future income to operate within the level of its current facilities. The Company anticipates that its available liquidity will be sufficient to fund operations through at least the end of August 2024.

NOTE 4 – INCOME TAX PROVISION

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded a tax provision for the three and six months ended June 30, 2023 and 2022 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – INTANGIBLE ASSETS

	June 30,	December 31,
Finite-lived intangible assets	2023	2022
Patent Costs	$287,818	$156,196
Intangible assets, gross	287,818	156,196

Less: Accumulated amortization	(36,455)	(18,639)
Intangible assets, net	$251,363	$137,557

Amortization expense totalled $11,860 and $17,816 for the three and six months ended June 30, 2023, respectively.

Amortization expense totalled $2,442 and $4,181 for the three and six months ended June 30, 2022, respectively.

NOTE 6 – RELATED PARTY ADVANCES AND OTHER INTERCOMPANY AGREEMENTS

Convertible Note and Due to Parent and Affiliates

During the six months ended June 30, 2023 and during 2022, the Company had the availability of, but not the contractual right to, intercompany financing from the Parent and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below).

The convertible notes balances were $61,356 at December 31, 2022. In January 2023, the Company borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023, such that there were no amounts outstanding under convertible notes as of June 30, 2023.

Management Service Agreement

In 2020, the Company entered into a management services agreement with Tekcapital Europe Ltd. (a related party, related through common ownership), for which the Company was billed $25,000 quarterly. Effective February 1, 2022, the original management services agreement was amended to have the Company billed at $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

The related party currently provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

During the three months ended June 30, 2023 and 2022, the Company incurred $35,000 in each respective period under the management services agreement. During the six months ended June 30, 2023 and 2022, the Company incurred $70,000 in each respective period under the management services agreement.

Rent of Office Space

Prior to the February 1, 2022 amendment of the aforementioned management services agreement, the Company was provided with rent-free office space by the Parent and Affiliates. Effective February 1, 2022, Tekcapital began to bill the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $22,992 and $45,760 of expense related to this month-to-month arrangement for the three and six months ended June 30, 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

We are not the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by the parent of Tekcapital (see Note 6). We consider our current office space adequate for our current operations.

License Agreements

In 2022 and 2023, we entered into various multi-year license agreements which grant us the right to sell certain branded smart eyewear, including the Nautica, Eddie Bauer, and Reebok brands. These agreements require us to pay royalties based on a percentage of net retail and wholesale sales during the period of the license, and also require guaranteed minimum royalty payments. The aggregate future minimum payments due under these license agreements are as follows:

2023	$-
2024	161,210
2025	436,000
2026	834,000
2027	1,290,000
Thereafter (through 2033)	10,550,000
Total	$13,271,210

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK-BASED COMPENSATION

During the six months ended June 30, 2023, we granted the following option awards, all of which had an exercise price of $1.275 per share and expire on January 13, 2028:

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

Additionally, on June 1, 2023, we modified the terms of certain options awarded in 2021 to purchase an aggregate of 140,000 shares of common stock, in order to extend their expiration dates from July 21, 2023 to July 21, 2024. There were no changes to the exercise price or other terms of these stock options, and these options were already fully vested prior to the modification. As a result of this modification, we recognized incremental stock option expense of $9,188 for the three and six months ended June 30, 2023.

Details of the number of stock options and the weighted average exercise price outstanding as of and during the six months ended June 30, 2023 are as follows:

	Average Exercise price per share $	Options (Number)
As at January 1, 2023	2.61	2,332,500
Granted	1.28	648,000
Exercised	1.01	(316,000)
Forfeited / Expired	3.56	(200,000)
As at June 30, 2023	2.39	2,464,500
Exercisable as at June 30, 2023	2.65	1,485,231

As of June 30, 2023, the weighted average remaining contractual life of options was 2.22 years for outstanding options, and 1.58 years for exercisable options.

As of June 30, 2023, unrecognized stock option expense of $1,193,562 remains to be recognized over next 1.39 years.

NOTE 9 – STOCKHOLDERS’ EQUITY

Second Public Offering

On June 26, 2023, the Company closed on a public offering of 4,500,000 units consisting of 4,500,000 shares of its common stock and 4,500,000 warrants to purchase 4,500,000 shares of common stock (the “Common Warrants”) at a combined offering price of $1.05 per unit in exchange for gross proceeds of approximately $4.73 million, before deducting underwriting discounts and offering expenses. Each share of common stock was sold together with one warrant. Each Common Warrant is exercisable to purchase one share of common stock at an initial exercise price of $1.05 per share, subject to certain adjustments as set forth in the warrant agreement. In addition, pursuant to the terms of the placement agency agreement for the offering, the Company issued to the placement agent certain other warrants to purchase up to 180,000 shares of the Company’s common stock at an exercise price of $1.31 per share. The net proceeds received by the Company from this offering amounted to $4,115,688.

Warrants

On August 17, 2022, as part of the Company’s initial public offering, the Company issued a total of 2,254,000 warrants to purchase 2,254,000 shares of common stock, which began trading and are currently trading on the Nasdaq Capital Market, under the symbol “LUCYW” (which we refer to as the “Listed Warrants”). Additionally, pursuant to the terms of the related underwriting agreement for the initial public offering, the Company issued to the underwriter certain other warrants to purchase up to 58,800 shares of the Company’s common stock , which have an exercise price of $8.228 per share.

In February 2023, holders of the Company’s Listed Warrants exercised such warrants to purchase an aggregate of 408,600 shares of the Company’s common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to the Company of $1,532,250.

Between April 1, 2023 and April 16, 2023, holders of the Company’s Listed Warrants exercised such warrants to purchase an aggregate of 321,120 shares of the Company’s common stock, at an adjusted exercise price of $3.75 per share, resulting in cash proceeds to the Company of $1,204,200.

On April 17, 2023, the Company entered into a warrant exercise inducement letter agreement (“Inducement Letter”) with certain accredited investors that were existing holders of the Company’s Listed Warrants to purchase an aggregate of 150,000 shares of the Company’s common stock for cash, wherein the investors agreed to exercise all of their existing Listed Warrants at an exercise price of $3.75 per share. The gross proceeds to the Company from this transaction, before deducting estimated expenses and fees, was $562,000. In consideration for the immediate exercise of the existing Listed Warrants for cash, the exercising holders received new warrants to purchase up to an aggregate of 300,000 shares of common stock (the “Private Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Private Warrants are immediately exercisable upon issuance at an exercise price of $3.75 per common share and will expire on April 19, 2028. The Private Warrants were offered in a private placement pursuant to an applicable exemption from the registration requirements of the Securities Act and, along with the shares of common stock issuable upon their exercise, have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The securities were offered only to accredited investors. The net proceeds received by the Company from this transaction amounted to $391,268.

None of the aforementioned other warrants issued to underwriters and placement agents have been exercised.

As of June 30, 2023, the Company’s remaining outstanding warrants are as follows:

Warrant Type	Warrants Outstanding	Exercise Price	Expiration Date
Listed Warrants	1,374,280	$3.75	8/17/27
Common Warrants	4,500,000	$1.05	6/26/28
Private Warrants	300,000	$3.75	4/19/28
Underwriter warrants	58,800	$8.23	8/12/27
Placement agent warrants	180,000	$1.05	6/26/28
Total	6,413,080

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period as required by ASC 260-10-50. Due to the net losses for the three and six months ended June 30, 2023 and 2022, all shares underlying the related party convertible debt, common stock warrants, and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

Calculation of net earnings per common share — basic and diluted:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic and diluted:
Net loss	$(1,287,802)	$(1,193,812)	$(2,718,612)	$(2,400,371)
Weighted-average number of common shares	8,570,035	6,060,187	8,072,340	6,060,187
Basic and diluted net loss per common share	$(0.15)	$(0.20)	$(0.34)	$(0.40)

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

Overview

The mission of our company is to upgrade the world’s eyewear, by adding useful tech features to comfortable and stylish sunglasses and eyeglasses. Our products enable seamless Bluetooth connection to your digital life and prescription vision correction in one affordable and convenient package. Our flagship brand of smart eyewear is called Lucyd, and Lucyd eyewear is enjoyed by thousands of people around the world who want the convenience and utility of wireless headphones and glasses in one. Furthermore, we are revolutionizing the concept of eyewear overall, by enabling connection to the powerful ChatGPT AI assistant right on our glasses, using a novel and ergonomic voice interface. The Company believes the advent of this powerful feature to our eyewear will significantly enhance user adoption of Lucyd frames, and provide a new revenue stream for the business in the form of in-app purchases.

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

We recently launched version 2.0 of our Lucyd Lyte eyewear, and our current product offering consists of 15 version 2.0 models, which offers a similar amount of style variety as many traditional eyewear collections. All styles are each available with 80+ different lens types, resulting in hundreds of variations of products currently available.

The new Lucyd Lyte version 2.0 collection features several key breakthroughs for the smart eyewear product category:

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

In first quarter of 2022 we introduced a virtual try-on kiosk for select retail stores. This device introduces our products to prospective retail customers and enables them to digitally try on our line of smart glasses in a touch-free manner.

We anticipate introducing eight styles of Nautica smart eyewear, six to twelve additional styles of Lucyd Lyte glasses, and our first Bluetooth safety glasses in 2023. In addition, we anticipate the following upgrades to accessory products in 2023:

●	The patent-pending Lucyd charging dock will be upgraded to feature a charging status LED and USB data capability, enabling it to be used as a USB multi-device hub for computers in addition to a charging hub.

●	We will complete a total overhaul of our retail fixtures in the third quarter of this year, offering our new enhanced video and audio demo displays to all current and prospective retail partners. Our new modular display system, of which the first units shipped in the late second quarter, incorporates two different center stations focused on audio and video experiences, along with side pieces for stores with additional counter space to exhibit any number of our frames. Over the course of the third quarter of this year, we plan to upgrade the store fixtures of most of our retail partners to the new display systems, which we believe will enhance sell-through of our products. Initial retailer feedback on the new display system has been positive, as it eliminates key issues with the Company’s previous displays, by providing enough consumer information to make an educated buying decision, by allowing the customer to interact with and listen to music on live products, and by the addition of a security tether to make it suitable for all retail environments.

In the fourth quarter of 2022, we introduced key features in the Vyrb app, including live broadcasts for up to 100 users in one digital “room”, and the ability to upload external audio content into Vyrb, enabling longstanding content creators to import their existing libraries swiftly into the platform. This new feature allows content creators to share content they made outside of Vyrb on the Vyrb network, and in the future we plan to allow users to monetize this content as well as the content they generate originally on the platform. For example, we plan to enable podcasters to import their existing podcast library into Vyrb, and set a paywall for other users to access the content. Also in the fourth quarter of 2022, we completed development of core audio eyewear product improvements, such as upgrading all frames to quadraphonic sound, which have been rolled out across all new eyewear models as of January 2023.

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

In summation, the ultimate synopsis from management on the status of the Company at the end of the second quarter of 2023 is as follows:

●	The Company’s products are in their best position ever to lead the wearables market and the optical market, and pioneer a breakthrough of smart eyewear to the mainstream consumer. This includes a number of factors, including the development of new custom components launching in the third quarter; the overall improvement of fit, style, and functionality coming to our products with each successive launch; and the combination of our core technology with the globally renowned Nautica, Eddie Bauer, and Reebok brands pending launch over the next three to six months.

●	The Company has built its strongest team to date, with 12 full-time staff extremely devoted to building the global standard in smart eyewear.

●	The Company was the first to market with a touch-free voice interface for ChatGPT, demonstrating our ability to rapidly incorporate new innovations into our core product to the immediate and great benefit of all users.

●	The Company has launched a very sophisticated and attractive modular display system that is primed to introduce smart eyewear to lay customers and maximize sell-through in any retail environment suitable for our products.

●	The optical industry itself has begun to recognize us as a leader of innovation in optics, as shown in recent coverage that lists us alongside major, well-established players in the space.

●	Consumer feedback on our products is generally more favorable with each successive release, as evidenced by improving Amazon ratings.

●	Although we underwent some significant challenges with product defects and returns, primarily in 2022 but also leading into 2023, the result of this was a total overhaul of our supply chain that yielded more reliable factories and an overall significant quality improvement on all of our glasses, positioning us well for the future.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores such as cellular shops. To address this, we assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently offer an expansive line of 16 different styles and several accessories, with plans to continuously expand this offering over time. In the first quarter of 2023, we added approximately 50 new retail partners, comprised of independent optical stores, and in the second quarter of 2023 we added approximately 25 new independent optical stores and seven Duty Free stores operated by Privato Inc.

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. Additionally, we consistently incorporate retail partner feedback directly into our frames to better serve our end users.

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

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have over 300 retail stores selling Lucyd Lyte, primarily located within the United States and Canada, across 250+ unique wholesale accounts. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2023.

We expect this number to gradually increase as we continue to improve our product, roll out our co-op marketing program and introduce more of our modular display systems into retail stores, to facilitate customer education and product sell-through. The Company has consistently introduced its products in dozens of new points of sale every quarter; however, we expect a more notable increase with the rollout of our Powered by Lucyd branded products over the next year. The introduction of fashion-branded products from our partnerships with Nautica, Eddie Bauer, and Reebok are expected to significantly increase our retail store presence due to the popularity and built-in following of these brands, particularly Nautica which has a large audience for their traditional eyewear, and Eddie Bauer due to their large US brick-and-mortar retail presence.

Customer Ratings (B2C)

The Lucyd Lyte version 2.0 product is receiving significantly higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality and build quality. 11 out of 15 of the sunglass styles on Amazon carry a 4.1/5 rating or higher, compared to most products with an approximate 3.5/5 rating from our previous collection. This is a very strong signal of early positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of June 30, 2023, we had 15,422 cumulative total orders from customers online since inception. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Net Revenue

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, and on our own website Lucyd.co and on Amazon.

Our flagship product line increased in price with the launch of the version 2.0 models, from $149 to $199 on acetate models, and $179 to $229 on titanium models for non-prescription glasses across all of our online channels. In addition, we have introduced a minimum advertised price on the new models of $139 and $159, respectively, to support our retail partners with guaranteed minimum pricing.

When adding a prescription lens upgrade to our glasses on the Lucyd.co website, the price can increase from between $40 for a basic clear prescription lens, all the way up to $450 for the latest Transitions® progressive lens. Glasses with prescription lenses are only available through our website Lucyd.co, while our sales through Amazon and to our retail partners only include non-prescription glasses with rare exceptions such as a reseller ordering a customized unit for display purposes.

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

Gross margins in 2022 and the first six months of 2023 were adversely impacted by supply chain challenges with our previous manufacturer. We received a high number of defective frames in 2022 despite our rigorous inspection procedure, which involves a third-party inspection agency reviewing 100% of new units as they come off the production line, testing every pair of glasses for sound quality and basic functionality. Despite this, a large number of inaccurately-tested frames made it to our customers, precipitating a large number of replacement units and lenses which negatively impacted margins. To address this problem, we immediately underwent a new manufacturer search program in 2022 which we believe yielded two higher-quality factories, that are now producing all of our glasses to a higher quality standard.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 (the “current quarter”) and the three months ended June 30, 2022 (the “prior quarter”):

	Three months ended June 30, 2023	% of Revenues	Three months ended June 30, 2022	% of Revenues	Change between the three months ended June 30, 2023 and 2022	% Change
Revenues, net	$169,929	100%	$204,741	100%	$(34,812)	-17%
Less: Cost of Goods Sold	(199,745)	118%	(161,494)	79%	(38,251)	24%
Gross (Deficit) Profit	(29,816)	-18%	43,247	21%	(73,063)	-169%

Operating Expenses:
General and administrative	(968,354)	570%	(710,135)	347%	(258,219)	36%
Sales and marketing	(103,643)	61%	(391,919)	191%	288,276	-74%
Research & development	(197,478)	116%	(52,560)	26%	(144,918)	276%
Related party management fee	(35,000)	21%	(35,000)	17%	-	0%
Total Operating Expenses	(1,304,475)	768%	(1,189,614)	581%	(114,861)	10%

Other Income (Expense)	47,586	-28%	(2,059)	1%	49,645	-2411%
Interest Expense	(1,097)	1%	(45,386)	22%	44,289	-98%
Total Other Income (Expense)	46,489	-27%	(47,445)	23%	93,934	-198%

Net Loss	$(1,287,802)	758%	$(1,193,812)	583%	$(93,990)	8%

Revenue

Our revenues for the three months ended June 30, 2023 were $169,929, representing a decrease of approximately 17% as compared to revenues of $204,741 during the three months ended June 30, 2022. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses, and accessories. The decline in revenue was primarily driven by significant discounts offered by key competing products including the Amazon Echo Frames, Ray Ban Stories, and Bose Frames, all of which dropped their prices to or below the price point of Lucyd frames during temporary and extended discount sales. The power of these recognizable brands coupled with aggressive discounting meant that the competitive landscape was more saturated compared to 2021. To help respond to the ramp-up in the competition’s discounts, the Company introduced several promotions in 2023 to support our continued market share growth. Additionally, the reduction in revenue is partly attributable to a significant decrease in spending on marketing by the Company compared to 2022, due to the Company’s decision to preserve more for our marketing budget for the fourth quarter of 2023, when we anticipate the Company’s significantly improved Lyte 2.0 XL and Nautica Powered by Lucyd product lines will be available.

On a sequential quarter basis, our current quarter net revenues grew approximately 17% from the three months ended March 31, 2023.

For the three months ended June 30, 2023, approximately 32% of sales were processed on our online store (Lucyd.co), 36% on Amazon, and 32% with reseller partners. This sales channel mix negatively impacted our revenue for the period as compared with the prior quarter, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the three months ended June 30, 2023, we generated $137,686 of revenue from sales of non-prescription frames and accessories, and $30,784 from sales of frames with prescription lenses. All of the $62,212 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $52,389 in online sales generated through Lucyd.co, $30,784 was related to frames with prescription lenses and $21,605 was related to glasses with non-prescription lenses. E-commerce sales are the most material portion of our sales to date.

For the three months ended June 30, 2022, approximately 35% of sales were processed on our online store (Lucyd.co), 36% on Amazon, and 29% with retail store partners. For the three months ended June 30, 2022, we generated $161,107 of revenue from sales of non-prescription frames, and $43,634 from sales of frames with prescription lenses. All of the $73,959 in sales generated on Amazon during the period were for non-prescription frames, as we only offer prescription lenses through our website. Of the $71,910 in online sales generated through Lucyd.co, $8,128 was related to frames with prescription lenses and $63,782 was related to glasses with non-prescription lenses.

Despite the decline in net revenues, there have recently been several notable advances in our technology products and partnerships which speak to the potential to grow revenues well beyond the current level:

●	Key hardware improvements include the development of a new proprietary four-speaker audio temple for the Lucyd Lyte flagship line, the increase in battery life of all of our flagship to 12 hours of playback, which is longer than the vast majority of wireless audio products, and design improvements to the frames overall that were the result of hiring two new expert eyewear designers.

●	Key software improvements include the development of a live broadcasting feature on the Company’s proprietary Vyrb mobile app, the ability to import any form of audio content into Vyrb to support the migration of existing audio content creators to the platform, and the introduction of the Company’s Digital Try-on Display into dozens of retail stores, to offer an immersive product experience for in-store shoppers at our partner locations.

●	Our partnership with Authentic Brands Group, which provides us with the right to use the Nautica, Eddie Bauer, and Reebok brands, foretells significantly improved consumer adoption, due to the global popularity of these brands and existing traditional eyewear customers who already buy eyewear under these three brands. The anticipated upcoming launch of the Nautica Powered by Lucyd line later this year, made possible by the exclusive agreement with Authentic Brands Group, represents significant revenue potential. We intend to partner with Nautica-branded sales channels and expect to be able to increase our presence in other retail channels via the Nautica brand, a household name in dozens of countries. We anticipate rolling out our Nautica Powered by Lucyd line on Nautica.com and in Nautica stores in 2024.

Over time, we expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We currently have a retail store presence in over 280 stores.

Cost of goods sold

Our total cost of goods sold increased to $199,745 for the three months ended June 30, 2023, as compared to $161,494 for the three months ended June 30, 2022. This increase is primarily attributable to significant custom duties and importation fees paid during the current quarter, as well as higher Amazon fees, partially offset by lower cost of frames as a result of the decrease in sales volumes during the current quarter as compared with the prior quarter. Additionally, a large number of replacement units provided for customer retention due to the supply chain challenges mentioned above, and free units supplied for unbiased reviews and influencer content creation purposes, contributed significantly to the increase in cost of goods sold. Furthermore, smart eyewear is a highly specialized product that has the combined specifications and component requirements of a wireless Bluetooth headset and optical eyewear in one, meaning it is expensive to manufacture in small quantities of a few thousand at a time. As demand and awareness for smart eyewear continues to grow over time, the Company expects that its per unit cost will decrease as its order volumes increase.

Cost of goods sold for the three months ended June 30, 2023 included the cost of frames of $71,564; cost of prescription lenses incurred with our third-party vendor of $33,092; affiliate referral fees, sales commission expense, and e-commerce platform fees of $50,794; and custom duties and importation fees of $44,295. Out of $199,745 of our total cost of goods sold for the three months ended June 30, 2023, $33,092 related to orders with prescription lenses, while $166,653 pertained to non-prescription orders.

Cost of goods sold for the three months ended June 30, 2022 included the cost of frames of $94,230; cost of prescription lenses incurred with our third-party vendor of $20,661; and affiliate referral fees, sales commission expense, e-commerce platform fees of $44,406. Of our total cost of goods sold for the three months ended June 30, 2022, $19,584 related to orders with prescription lenses, while $141,910 pertained to non-prescription orders.

Over time, we expect third-party retail stores to become our primary sales channel as we onboard additional stores. Consequently, we expect sales of prescription lens, offered through our website to decrease, as our third-party retail partners outfit our Lyte frames with more prescriptions. As a result, over time we expect prescription lens costs to gradually decrease as a percentage of our overall cost of goods sold. We anticipate growth in both wholesale and e-commerce channel sales in the second half of 2023, and we also expect corresponding growth in total cost of goods sold, primarily from additional product related costs. We believe this growth will be attributable to several factors: our products continue to improve with each successive launch, notably in terms of comfort and sound quality; consumer awareness of our category continues to grow with smartglass sales overall increasing every year; and finally the Company is deploying new marketing tactics focused heavily on influencer content which we believe will better inform consumers about our products.

Gross (deficit) profit

Our gross deficit was $29,816 for the three months ended June 30, 2023, as compared to a gross profit of $43,247 for the three months ended June 30, 2022. This decrease was primarily due to the combination of increased returns and concessions made for customer retention, significant discounts offered during the current quarter in order to help drive unit sales and grow our market share, and the aforementioned significant custom duties and importation fees paid during the current quarter, partially offset by modest growth in the wholesale and Lucyd.co sales channels. All told however, this is a minimal loss for a company producing significant innovations in both wearable hardware and software, and management believes that the Company can be successful in the future with moderate advances in consumer sentiment surrounding smart eyewear, via the further enhancement of the AI capabilities of our glasses with the Lucyd app, and via the powerful multi-brand partnership with Authentic Brands Group.

We expect gross profit for the fiscal year ending December 31, 2023 to improve, primarily due to economies of scale from large, anticipated wholesale / retail partner orders. As we expect retail stores to become our primary sales channel as we on-board new stores, we also expect our overall gross margin to be better than that of the wholesale channel, since no e-commerce platform fees or prescription lens costs apply in wholesale channels.

Operating expenses

Our operating expenses increased by 10% to $1,304,475 for the three months ended June 30, 2023, as compared to $1,189,614 for the three months ended June 30, 2022. This increase was primarily due to the continued investments in the future growth and development of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 36% to $968,354 for the three months ended June 30, 2023, as compared to $710,135 for the three months ended June 30, 2022. This increase was primarily due to an increase in employee-related costs, resulting from increases in our staffing and new employment agreements entered into with executives in the latter portion of 2022.

Sales and marketing expenses

Our sales and marketing expenses decreased by 74% to $103,643 for the three months ended June 30, 2023, as compared to $391,919 for the three months ended June 30, 2022. The decrease was primarily due to the reversal of approximately $309,000 of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired without ever having vested, as the related performance conditions (sales quotas) for those awards were not met. This decrease was partially offset by costs associated with ongoing efforts to further develop the Company’s brand presence and awareness across all of our sales channels.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of e-commerce platforms on which we sell our products, invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Research and development costs

Our research and development costs increased by 276% to $197,478 for the three months ended June 30, 2023, as compared to $52,560 for the three months ended June 30, 2022. This increase was primarily attributable to an expansion of the Company’s software initiatives to include the Lucyd app, and therefore increased the portion of the work hours spent by the CEO and CTO (as well as a portion of their stock-based compensation expense) on new software development on the Vyrb app, the new Lucyd app, and our glasses, as well as external coding teams we have engaged to write the programming for our software and enhance our software user experiences with code updates. Some planned features include the ability to access AI other than ChatGPT from the Lucyd app, the addition of an audio content library for users to enjoy, and further enhancements to the core AI functionality. In terms of the Vyrb app, we are planning launching a full peer-to-peer content marketplace in the style of Patreon, but with a focus on audio and content designed on and for wearables. Additionally, the Company hired a new full-time software engineer, and spent significant amounts on new product molds to enhance our core product offering.

Related party management fee

Our related party management fee was $35,000 for each of the three months ended June 30, 2023 and 2022, based on the terms of the management services agreement between us and an affiliate of our Parent.

Other income (expense)

Total other income (expense), net in the three months ended June 30, 2023 was $46,489, and was primarily comprised of refunds of certain amounts that had been previously charged to the Company from the Parent and Affiliates in prior periods.

Total other income (expense) net in the three months ended June 30, 2021 was $(47,445), and was primarily comprised of interest expense on intercompany financing from the Parent and Affiliates in the form of borrowings under a convertible note. The convertible notes were repaid in full during the six months ended June 30, 2023, and there were no amounts remaining outstanding under such convertible notes as of June 30, 2023.

Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 (the “current year period”) and the six months ended June 30, 2022 (the “prior year period”):

	Six months ended June 30, 2023	% of Revenues	Six months ended June 30, 2022	% of Revenues	Change between the six months ended June 30, 2023 and 2022	% Change
Revenues, net	$314,850	100%	$440,763	100%	$(125,913)	-29%
Less: Cost of Goods Sold	(334,375)	106%	(323,126)	73%	(11,249)	3%
Gross (Deficit) Profit	(19,525)	-6%	117,637	27%	(137,162)	-31%

Operating Expenses:
General and administrative	(1,962,126)	623%	(1,317,108)	299%	(645,018)	146%
Sales and marketing	(362,940)	115%	(976,714)	222%	613,774	-139%
Research & development	(348,647)	111%	(88,367)	20%	(260,280)	59%
Related party management fee	(70,000)	22%	(70,000)	16%	-	0%
Total Operating Expenses	(2,743,713)	871%	(2,452,190)	556%	(291,523)	66%

Other Income (Expense)	47,662	-15%	(2,558)		50,220	-11%
Interest Expense	(3,036)	1%	(63,261)	14%	60,225	-14%
Total Other Income (Expense)	44,626	-14%	(65,819)	15%	110,445	-25%

Net Loss	$(2,718,612)	863%	$(2,400,371)	545%	$(318,241)	72%

Revenue

Our revenues for the six months ended June 30, 2023 were $314,850, representing a decrease of approximately 29% as compared to revenues of $440,763 during the six months ended June 30, 2022. Our revenue is generated entirely from sales of eyewear products, namely smart frames, lenses, and accessories. The decline in revenue was primarily attributable to significant discounts offered during the current year period in order to help drive unit sales and grow our market share, which accounted for slightly more than half of the total revenue decline. Key competing products, including the Amazon Echo Frames, Ray Ban Stories, and Bose Frames, dropped their prices to or below the price point of Lucyd frames during temporary and extended discount sales; the power of these recognizable brands coupled with aggressive discounting meant that the competitive landscape was more saturated compared to 2021. To help respond to the ramp-up in the competition’s discounts, we introduced several promotions in 2023 to support our continued market share growth. The decline in revenue was also partially attributable to (i) lower revenues generated through the wholesale sales channel, which accounted for almost 40% of the total revenue decline, due in large part to a significant one-time sale to a retail store reseller / distributor in the prior year period, which was non-recurring in the current year period, and (ii) the negative impact of manufacturing defects as discussed above, along with shipping delays of new product during the first quarter as a result of factory shutdowns related to COVID-19 outbreaks in China.

For the six months ended June 30, 2023, approximately 33% of sales were processed on our online store (Lucyd.co), 34% on Amazon, and 33% with reseller partners. For the six months ended June 30, 2023, we generated $265,689 of revenue from sales of non-prescription frames and accessories, and $47,702 from sales of frames with prescription lenses. All of the $107,257 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $102,657 in online sales generated through Lucyd.co, $47,702 was related to frames with prescription lenses and $54,955 was related to glasses with non-prescription lenses. E-commerce sales are the most material portion of our sales to date.

For the six months ended June 30, 2022, approximately 25% of sales were processed on our online store (Lucyd.co), 34% on Amazon, and 41% with reseller partners. This sales channel mix negatively impacted our revenue for the period, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the six months ended June 30, 2022, we generated $368,412 of revenue from sales of non-prescription frames and $72,351 was generated from sales of frames with prescription lenses. All of the $135,534 in sales generated on Amazon.com during the period were for non-prescription frames as we only offer prescription lenses through our website. Of the $124,740 in online sales generated through Lucyd.co, $35,508 related to frames with prescription lenses and $89,232 of glasses sold were with non-prescription lenses. Ecommerce sales are the most material portion of our sales to date.

Despite the decline in net revenues, there have recently been several notable advances in our technology products and partnerships which speak to the potential to grow revenues well beyond the current level:

●	Key hardware improvements include the development of a new proprietary four-speaker audio temple for the Lucyd Lyte flagship line, the increase in battery life of all of our flagship to 12 hours of playback, which is longer than the vast majority of wireless audio products, and design improvements to the frames overall that were the result of hiring two new expert eyewear designers.

●	Key software improvements include the development of a live broadcasting feature on the Company’s proprietary Vyrb mobile app, the ability to import any form of audio content into Vyrb to support the migration of existing audio content creators to the platform, and the introduction of the Company’s Digital Try-on Display into dozens of retail stores, to offer an immersive product experience for in-store shoppers at our partner locations.

●	Our partnership with Authentic Brands Group, which provides us with the right to use the Nautica, Eddie Bauer, and Reebok brands, foretells significantly improved consumer adoption, due to the global popularity of these brands and existing traditional eyewear customers who already buy eyewear under these three brands. The anticipated upcoming launch of the Nautica Powered by Lucyd line later this year, made possible by the exclusive agreement with Authentic Brands Group, represents significant revenue potential. We intend to partner with Nautica-branded sales channels and expect to be able to increase our presence in other retail channels via the Nautica brand, a household name in dozens of countries. We anticipate rolling out our Nautica Powered by Lucyd line on Nautica.com and in Nautica stores in 2024.

Over time, we expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We currently have a retail store presence in over 280 stores.

Cost of goods sold

Our total cost of goods sold increased to $334,375 for the six months ended June 30, 2023, as compared to $323,126 for the six months ended June 30, 2022. This increase is primarily attributable to significant custom duties, importation fees, and quality assurance inspection fees paid during the current year period, largely offset by lower cost of frames. Smart eyewear is a highly specialized product that has the combined specifications and component requirements of a wireless Bluetooth headset and optical eyewear in one, meaning it is expensive to manufacture in small quantities of a few thousand at a time. As demand and awareness for smart eyewear continues to grow over time, the Company expects that its per unit cost will decrease as its order volumes increase.

Cost of goods sold for the six months ended June 30, 2023 notably included, but was not limited to, the cost of frames of $136,303; cost of prescription lenses incurred with our third-party vendor of $55,215; affiliate referral fees, sales commission expense, and e-commerce platform fees of $67,382; custom duties and importation fees of $44,295; and quality assurance costs related to our products sold of $11,700. Out of $334,375 of our total cost of goods sold for the six months ended June 30, 2023, $55,215 related to orders with prescription lenses, while $279,159 pertained to non-prescription orders.

Cost of goods sold for the six months ended June 30, 2022 included, but were not limited to, the cost of frames of $195,818; cost of prescription lenses incurred with our third-party vendor of $55,081; and affiliate referral fees, sales commission expense, and e-commerce platform fees of $69,987. Out of $323,126 of our total cost of goods sold for the six months ended June 30, 2022, $63,888 related to orders with prescription lenses, while $259,238 pertained to non-prescription orders.

Over time, we expect third-party retail stores to become our primary sales channel as we onboard additional stores. Consequently, we expect sales of prescription lenses as a proportion of total sales to decrease, as our third-party retail partners outfit our Lyte frames with more prescriptions. As a result, over time we expect prescription lens costs to gradually decrease as a percentage of our overall cost of goods sold. We anticipate growth in both wholesale and e-commerce channel sales in the second half of 2023, and we also expect corresponding growth in total cost of goods sold, primarily from additional product related costs. We believe this growth will be attributable to several factors: our products continue to improve with each successive launch, notably in terms of comfort and sound quality; consumer awareness of our category continues to grow with smartglass sales overall increasing every year; and finally, we are deploying new marketing tactics focused heavily on influencer content which we believe will better inform consumers about our products.

Gross (deficit) profit

Our gross deficit was $19,525 for the six months ended June 30, 2023, as compared to a gross profit of $117,637 for the six months ended June 30, 2022. This decrease was primarily due to the combination of the aforementioned significant discounts offered during the current year period in order to help drive unit sales and grow our market share, and the aforementioned significant custom duties and importation fees paid during the current year period, largely offset by lower costs of frames.

We expect gross profit for the fiscal year ending December 31, 2023 to improve, primarily due to economies of scale from large, anticipated wholesale / retail partner orders. As we expect retail stores to become our primary sales channel as we on-board new stores, we also expect our overall gross margin to be better than that of the wholesale channel, since no e-commerce platform fees or prescription lens costs apply in wholesale channels.

Operating expenses

Our operating expenses increased by 66% to $2,743,713 for the six months ended June 30, 2023, as compared to $2,452,190 for the six months ended June 30, 2022. This increase was primarily due to the continued investments in the future growth and development of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 146% to $1,962,126 for the six months ended June 30, 2023, as compared to $1,317,108 for the six months ended June 30, 2022. This increase was primarily attributable to (i) increased costs associated with being a publicly-traded company, including but not limited to directors’ remuneration, insurance expense, and public and investor relations, which resulted in an increase in expense of approximately $320,000, and (ii) an increase of approximately $434,000 in employee-related costs, resulting from increases in our staffing and new employment agreements entered into with executives in the latter portion of 2022. These increases were partially offset by a decrease in consulting expenses.

Sales and marketing expenses

Our sales and marketing expenses decreased by 139% to $362,940 for the six months ended June 30, 2023, as compared to $976,714 for the six months ended June 30, 2022. The decrease was primarily due to (i) the reversal of approximately $309,000 of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired without ever having vested, as the related performance conditions (sales quotas) for those awards were not met, and (ii) a temporary pause and postponement on marketing spending during the first quarter of the 2023 while the Company restructured its e-commerce business. These restructuring efforts were completed as of March 31, 2023, and since then we have begun to scale back up to our former level of advertising spend, with a lower average cost of sale as a result of the improved web presence and product improvements.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of e-commerce platforms on which we sell our products, invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Research and development costs

Our research and development costs increased by 59% to $348,647 for the six months ended June 30, 2023, as compared to $88,367 for the six months ended June 30, 2022. This increase was primarily attributable to a large number of new temple and frontplate molds as we expand our core offering, an expansion of the Company’s software initiatives to include the Lucyd app, and therefore increased the portion of the work hours spent by the CEO and CTO (as well as a portion of their stock-based compensation expense) on new software development on the Vyrb app, the new Lucyd app, and our glasses, as well as the hiring of an additional full-time software engineer to support our CTO. Some planned features for our Lucyd app include the ability to access AI other than ChatGPT, the addition of an audio content library for users to enjoy, and further enhancements to the core AI functionality. In terms of the Vyrb app, we are planning launching a full peer-to-peer content marketplace in the style of Patreon, but with a focus on audio and content designed on and for wearables.

Related party management fee

Our related party management fee was $70,000 for each of the six months ended June 30, 2023 and 2022, based on the terms of the management services agreement between us and an affiliate of our Parent.

Other income (expense)

Total other income (expense), net in the six months ended June 30, 2023 was $44,626, and was primarily comprised of refunds of certain amounts that had been previously charged to the Company from the Parent and Affiliates in prior periods.

Total other income (expense) net in the six months ended June 30, 2021 was $(65,819), and was primarily comprised of interest expense on intercompany financing from the Parent and Affiliates in the form of borrowings under a convertible note. The convertible notes were repaid in full during the six months ended June 30, 2023, and there were no amounts remaining outstanding under such convertible notes as of June 30, 2023.

Liquidity and Capital Resources

Cash Flow Data:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Net cash flows from operating activities	$(3,270,960)	$(1,136,112)
Net cash flows from investing activities	(2,115,261)	(97,754)
Net cash flows from financing activities	7,151,557	1,189,017
Net Change in Cash	$1,765,336	$(44,849)

Net cash flows used in operating activities for the six months ended June 30, 2023 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, research and development, and various costs associated with being a publicly-traded company. Additionally, our operating assets levels grew significantly as we have procured additional inventory to position us for future anticipated sales growth.

Net cash flows used in investing activities for the six months ended June 30, 2023 are primarily related to the investment of a portion of the proceeds from our recent capital-raising activities, in order to generate a return on those funds until they are needed, while also maintaining appropriate liquidity levels. Net cash flows from investing activities also reflect the continuing growth and expansion of our patent portfolio.

Net cash flows provided by financing activities for the six months ended June 30, 2023 are mainly driven by the various capital-raising activities undertaken during the current year period, including our second public offering completed in June 2023, and exercises of warrants by stockholders.

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents, as well as proceeds from our various capital-raising activities undertaken in the six months ended June 30, 2023 (including our second public offering in June 2023, as described in Note 9 of the unaudited condensed financial statements), funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

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

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, we recorded an inventory prepayment in the amount of $366,626 and $197,750, respectively, related to down payment for eyewear purchased from the manufacturer, prior to shipment of the product that occurred after June 30, 2023 and December 31, 2022, respectively.

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

Our sales to both retail partners and through our e-commerce channels do not contain any variable consideration.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. We recorded an allowance for sales returns of $4,441 and $24,897 as of June 30, 2023 and December 31, 2022, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

We present earnings and loss per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the period as required by ASC 260-10-50. For the three and six months ended June 30, 2023 and 2022, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation, due to their anti-dilutive effect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2023.

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2023, in connection with an individual’s cashless exercise of 300,000 stock options, 85,638 shares of common stock were exchanged from that individual in connection with the exercise cost. The 85,638 shares of stock were considered repurchased and retired by the Company during the three months ended June 30, 2023; the price paid for the shares was $4.40, and the fair value of the shares repurchased was $376,800.

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

Of the gross proceeds received from the initial public offering, we received approximately $6.1 million, and we paid a total of approximately $588,000 in underwriting discounts and commissions and $600,000 for other costs and expenses related to the initial public offering. The proceeds from this offering were primarily used for (i) sales and marketing, (ii) expanding our inventory, (iii) updating our in-store displays, (iv) development of new smart eyewear styles and sizes, as well as further development and commercialization of the Vyrb app, and (v) working capital and general corporate purposes.

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

Innovative Eyewear, Inc.
(Registrant)

Date: August 11, 2023	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)