Form 10-Q
period 2023-09-30
Innovative Eyewear Inc
filed 2023-11-14
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 12,917,239 shares of the Company’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, our strategy, competition, future operations and production capacity, our supply chain and logistics, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans, and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Innovative Eyewear, Inc.

i

Unless specifically set forth to the contrary, when used in this report the terms “Innovative Eyewear,” the “Company,” “we,” “our,” “us,” and similar terms refer to Innovative Eyewear, Inc. The information which appears on our website lucyd.co is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

September 30, 2023 (Unaudited) and December 31, 2022

	2023	2022
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$3,903,668	$3,591,109
Investments in debt securities, at amortized cost (fair value of $1,976,380)	1,949,204	-
Accounts receivable, net of allowances of $19,712 and $92,646, respectively	127,619	110,258
Prepaid expenses	290,291	210,673
Inventory prepayment	402,255	197,750
Inventory	776,136	94,701
Other current assets	51,829	36,240
Total Current Assets	7,501,002	4,240,731

Non-Current Assets
Patent costs, net	272,279	137,557
Capitalized software costs	110,073	110,073
Property and equipment, net	178,470	119,744
Other non-current assets	54,110	81,779
TOTAL ASSETS	$8,115,934	$4,689,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$185,951	$275,660
Deferred revenue	42,950	30,000
Due to Parent and Affiliates	202,279	232,989
Related party convertible debt	-	61,356
Total Current Liabilities	431,180	600,005

Non-Current Liabilities
Deferred revenue	42,500	65,450
TOTAL LIABILITIES	473,680	665,455

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 12,917,239 and 7,307,157 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	129	73
Additional paid-in capital	22,217,829	14,330,343
Accumulated deficit	(14,575,704)	(10,305,987)
TOTAL STOCKHOLDERS’ EQUITY	7,642,254	4,024,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,115,934	$4,689,884

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$221,875	$151,957	$536,725	$592,720
Less: Cost of Goods Sold	(141,531)	(129,092)	(475,906)	(452,218)
Gross Profit	80,344	22,865	60,819	140,502

Operating Expenses:
General and administrative	(915,537)	(479,983)	(2,877,663)	(1,797,091)
Sales and marketing	(533,902)	(568,901)	(896,842)	(1,545,615)
Research and development	(192,701)	(304,691)	(541,348)	(393,058)
Related party management fee	(35,000)	(35,000)	(105,000)	(105,000)
Total Operating Expenses	(1,677,140)	(1,388,575)	(4,420,853)	(3,840,764)

Other Income (Expense)	45,691	(735)	93,353	(3,293)
Interest Expense	-	(37,876)	(3,036)	(101,137)
Total Other Income (Expense), net	45,691	(38,611)	90,317	(104,430)

Net Loss	$(1,551,105)	$(1,404,321)	$(4,269,717)	$(3,804,692)

Weighted average number of shares outstanding	12,917,239	6,673,020	9,705,053	6,266,709
Loss per share, basic and diluted	$(0.12)	$(0.21)	$(0.44)	$(0.61)

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	# Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balances, January 1, 2023	7,307,157	$73	$14,330,343	$-	$(10,305,987)	$4,024,429

Stock based compensation	-	-	424,431	-	-	424,431
Exercises of warrants by stockholders (see Note 9)	408,600	4	1,532,246	-	-	1,532,250
Net loss	-	-	-	-	(1,430,810)	(1,430,810)
Balances, March 31, 2023	7,715,757	$77	$16,287,020	$-	$(11,736,797)	$4,550,300

Stock based compensation	-	-	(40,180)	-	-	(40,180)
Exercises of stock options	230,362	2	17,648	-	-	17,650
Exercises of warrants by stockholders (see Note 9)	321,120	3	1,204,197	-	-	1,204,200
Exercises of warrants related to private placement transaction (see Note 9)	150,000	2	391,266	-	-	391,268
Second public offering (see Note 9)	4,500,000	45	4,115,643	-	-	4,115,688
Net loss	-	-	-	-	(1,287,802)	(1,287,802)
Balances, June 30, 2023	12,917,239	$129	$21,975,594	$-	$(13,024,599)	$8,951,124

Stock based compensation	-	-	242,235	-	-	242,235
Net loss	-	-	-	-	(1,551,105)	(1,551,105)
Balances, September 30, 2023	12,917,239	$129	$22,217,829	$-	$(14,575,704)	$7,642,254

Balances, January 1, 2022	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

Stock based compensation	-	-	416,951	-	-	416,951
Net loss	-	-	-	-	(1,206,559)	(1,206,559)
Balances, March 31, 2022	6,060,187	$60	$5,259,787	$(11,226)	$(5,830,713)	$(582,092)

Stock based compensation	-	-	416,951	-	-	416,951
Collection of stock subscription receivable	-	-	-	6,684		6,684
Net loss	-	-	-	-	(1,193,812)	(1,193,812)
Balances, June 30, 2022	6,060,187	$60	$5,676,738	$(4,542)	$(7,024,525)	$(1,352,269)

Stock based compensation	-	-	305,244	-	-	305,244
Shares issued for convertible note exercise	266,970	3	2,002,277	-	-	2,002,280
Initial public offering	980,000	10	6,015,908	-	-	6,015,918
Net loss	-	-	-	-	(1,404,321)	(1,404,321)
Balances, September 30, 2022	7,307,157	$73	$14,000,167	$(4,542)	$(8,428,846)	$5,566,852

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	2023	2022
Operating Activities
Net Loss	$(4,269,717)	$(3,804,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	20,030	7,060
Depreciation	45,996	12,566
Non cash interest expense	3,036	37,876
Stock based compensation expense	626,486	1,139,145
Expenses paid by parent and affiliates	222,459	828,155
(Recovery of) provision for doubtful accounts	(25,121)	-

Changes in operating assets and liabilities:
Accounts receivable	7,760	(144,198)
Accounts payable and accrued expenses	(92,745)	345,498
Prepaid expenses	(79,618)	(247,802)
Inventory	(885,940)	(280,434)
Other current liabilities	(205,026)	-
Contract assets and liabilities	2,080	-
Net cash flows from operating activities	(4,630,320)	(2,106,826)

Investing Activities
Purchase of debt securities (U.S. Treasury bills)	(1,949,204)	-
Patent costs	(154,752)	(39,942)
Purchases of property and equipment	(104,722)	(90,563)
Capitalized software expenditures	-	(24,923)
Net cash flows from investing activities	(2,208,678)	(155,428)

Financing Activities
Proceeds from initial public offering	-	6,127,067
Proceeds from second public offering (see Note 9)	4,115,688	-
Proceeds from exercises of warrants related to private placement transaction (see Note 9)	391,268	-
Proceeds from exercise of warrants by stockholders (see Note 9)	2,736,450	-
Proceeds from exercise of stock options	17,650	-
Collection of stock subscription receivable	-	6,684
Proceeds from related party convertible debt	-	1,475,000
Repayment of related party convertible debt	(109,499)	(450,000)
Net cash flows from financing activities	7,151,557	7,158,751

Net Change In Cash	312,559	4,896,497
Cash at Beginning of Period	$3,591,109	$79,727
Cash at End of Period	$3,903,668	$4,976,224

Significant Non-Cash Transactions
Expenses paid for by Parent reported as increase in Due to Parent and Affiliates and related party convertible debt	222,459	828,155
Issuance of shares from conversion of related party convertible debt	-	2,002,280

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd. (the “Parent” or “Lucyd”), a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, the “Parent and Affiliates”), which owned approximately 40% of our issued and outstanding shares of common stock as of September 30, 2023. Innovative Eyewear has licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash Equivalents

All highly liquid investments with original maturities of three months or less, including money market funds, certificates of deposit, and U.S. Treasury bills purchased three months or less from maturity, are considered cash equivalents.

Investment in Debt Securities

As of September 30, 2023, the Company held an investment in U.S. Treasury bills, which matures in December 2023. This investment is classified as “held-to-maturity” and is recorded at amortized cost of $1,949,204 in the accompanying condensed balance sheet. The fair value of this investment, based on quoted prices (unadjusted) in active markets for identical assets, is $1,976,380 as of September 30, 2023, which includes an unrealized gain of $27,176.

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

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s evaluation of each customer’s payment history, account aging, and financial position. The Company recognized bad debt expense of $14,065 and $19,879 for the three and nine months ended September 30, 2023, respectively. There was no bad debt expense recognized for the three and nine months ended September 30, 2022.

A roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2023 is as follows:

Balance at December 31, 2022	$92,646
Bad debt expense	19,879
Write-offs (1)	(47,813)
Recoveries (1)	(45,000)
Balance at September 30, 2023	$19,712

(1)	During the period, the Company entered into a settlement agreement with a former wholesale customer. As a result of this settlement, $47,646 of accounts receivable were written-off as uncollectible, while the $45,000 collected under the settlement agreement is reflected as a gain within general and administrative expenses in the condensed statement of operations.

Inventory

The Company’s inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of September 30, 2023 and as of December 31, 2022.

As of September 30, 2023 and December 31, 2022, the Company recorded an inventory prepayment in the amount of $402,255 and $197,750, respectively, related to down payments for eyewear purchased from the manufacturer, prior to shipment of the product that occurred after September 30, 2023 and December 31, 2022, respectively.

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

The Vyrb app launched in open beta on iOS and Android app stores in 2021, as the Company’s first social media platform. The app has had several new features introduced in February 2023, including live audio chatrooms for users of the Company’s smart eyewear, and offers market-leading audio accessibility features for social media, including the ability to create and listen to a feed of audio content completely hands-free, using unique voice assistant commands created for the app. The Company plans to continue to develop the expansive Vyrb platform into a feature-rich social toolbox for its customers. This includes the introduction of revenue-generating features such as native ads and in-app upgrades, as well as gamification features such as a points and rewards system. These new features are planned to launch in 2024.

The Company has diverted most of its software development resources in 2023 to the development and launch of the Lucyd app to provide groundbreaking Generative AI features to its smart eyewear. The amortization of the capitalized software costs will begin once revenue-generating operations associated with the software have commenced.

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

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com.

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

In instances where the collectability of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the three and nine months ended September 30, 2023, we recognized $2,500 and $10,000 of revenue, respectively, that was included in the contract liability balance as of January 1, 2023.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of returns, discounts, and sales taxes collected from customers on behalf of taxing authorities.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we reviewed all individual returns received in October 2023 pertaining to orders processed prior to September 30, 2023. As a result, the Company determined that an allowance for sales returns was necessary. The Company recorded an allowance for sales returns of $5,234 and $24,897 as of September 30, 2023 and December 31, 2022, respectively.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity, including our initial public offering completed in August 2022, a secondary public offering completed in June 2023, and exercises of warrants by stockholders (see Note 9 for additional details). The Company also previously issued a convertible note held by its parent company, which was repaid in full during the nine months ended September 30, 2023. The Company’s forecasts and projections indicate that the Company expects to have sufficient cash reserves and future income to operate within the level of its current facilities. The Company anticipates that its available liquidity will be sufficient to fund operations through at least the next 12 months.

NOTE 4 – INCOME TAX PROVISION

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded a tax provision for the three and nine months ended September 30, 2023 and 2022 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – TANGIBLE AND INTANGIBLE ASSETS

	September 30,	December 31,
Property & Equipment	2023	2022
Mobile Kiosk Display	$153,592	$63,395
Computer Equipment	44,901	44,901
Office Equipment	17,272	17,273
Internal-Use Software	31,300	16,775
Property and equipment, gross	247,065	142,343
Less: Accumulated depreciation	(68,595)	(22,599)
Property and equipment, net	$178,470	$119,744

Depreciation expense for the three months ended September 30, 2023 and 2022 was $17,017 and $4,667, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $45,996 and $12,566, respectively.

	September 30,	December 31,
Finite-lived intangible assets	2023	2022
Patent Costs	$310,948	$156,196
Intangible assets, gross	310,948	156,196
Less: Accumulated amortization	(38,669)	(18,639)
Intangible assets, net	$272,279	$137,557

Amortization expense for the three months ended September 30, 2023 and 2022 was $2,214 and $2,879, respectively.

Amortization expense for the nine months ended September 30, 2023 and 2022 was $20,030 and $7,060, respectively.

NOTE 6 – RELATED PARTY ADVANCES AND OTHER INTERCOMPANY AGREEMENTS

Convertible Note and Due to Parent and Affiliates

During the nine months ended September 30, 2023 and during 2022, the Company had the availability of, but not the contractual right to, intercompany financing from the Parent and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below).

The convertible notes balances were $61,356 at December 31, 2022. In January 2023, the Company borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023, such that there were no amounts outstanding under convertible notes as of September 30, 2023.

Management Service Agreement

The Company has entered into a management services agreement with Tekcapital Europe Ltd. (a related party, related through common ownership), for which the Company is billed at $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

The related party currently provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

During the three months ended September 30, 2023 and 2022, the Company incurred $35,000 in each respective period under the management services agreement. During the nine months ended September 30, 2023 and 2022, the Company incurred $105,000 in each respective period under the management services agreement.

Rent of Office Space

Prior to the February 1, 2022 amendment of the aforementioned management services agreement, the Company was provided with rent-free office space by the Parent and Affiliates. Effective February 1, 2022, Tekcapital began to bill the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $22,992 and $68,752 of expense related to this month-to-month arrangement for the three and nine months ended September 30, 2023, respectively. The Company recognized $52,085 of expense related to this arrangement for both the three and nine months ended September 30, 2022.

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

License Agreements

In late 2022 and 2023, we entered into several multi-year license agreements which grant us the right to sell certain branded smart eyewear, including the Nautica, Eddie Bauer, and Reebok brands worldwide. These agreements require us to pay royalties based on a percentage of net retail and wholesale sales during the period of the license, and also require guaranteed minimum royalty payments.

The aggregate future minimum payments due under these license agreements are as follows:

Remainder of 2023	$-
2024	161,210
2025	436,000
2026	834,000
2027	1,290,000
Thereafter (through 2033)	10,550,000
Total	$13,271,210

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK-BASED COMPENSATION

During the nine months ended September 30, 2023, we granted the following option awards:

●	Options to purchase an aggregate of 330,000 shares of common stock at $1.275 per share were issued to the Company’s officers and management, of which 1/3 vested immediately, 1/3 shall vest on January 13, 2024, and the remaining 1/3 shall vest on January 13, 2025. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 75,000 shares of common stock at $1.275 per share were issued to non-management directors, which vest evenly over three years, whereby 1/3 shall vest on each of January 13, 2024, January 13, 2025, and January 13, 2026. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 162,000 shares of common stock at $1.275 per share were issued to certain employees and consultants, which vest evenly over three years, whereby 1/3 shall vest on each of January 13, 2024, January 13, 2025, and January 13, 2026. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 75,000 shares of common stock at $1.275 per share were issued an employee, which would have vested evenly over three years (whereby 1/6 of the options would have vested every six months). During the three months ended September 30, 2023, all of these options were forfeited.

●	Options to purchase an aggregate of 6,000 shares of common stock at $1.275 per share were issued to a consultant, which vested immediately. These options were all exercised during the nine months ended September 30, 2023.

●	Options to purchase an aggregate of 15,000 shares of common stock at $0.66 per share were issued to certain employees and consultants, which vest evenly over two years, whereby 1/4 of the options shall vest every six months. The options expire on September 5, 2028.

Additionally, on June 1, 2023, we modified the terms of certain options awarded in 2021 to purchase an aggregate of 140,000 shares of common stock, in order to extend their expiration dates from July 21, 2023 to July 21, 2024. There were no changes to the exercise price or other terms of these stock options, and these options were already fully vested prior to the modification. As a result of this modification, we recognized incremental stock option expense of $9,188 for the nine months ended September 30, 2023.

Details of the number of stock options and the weighted average exercise price outstanding as of and during the nine months ended September 30, 2023 are as follows:

	Average Exercise price per share $	Options (Number)
As at January 1, 2023	2.61	2,332,500
Granted	1.26	663,000
Exercised	1.01	(316,000)
Forfeited / Expired	2.94	(275,000)
As at September 30, 2023	2.41	2,404,500
Exercisable as at September 30, 2023	2.67	1,509,808

As of September 30, 2023, the weighted average remaining contractual life of options was 1.91 years for outstanding options, and 1.32 years for exercisable options.

As of September 30, 2023, unrecognized stock option expense of $885,010 remains to be recognized over next 1.17 years.

As of September 30, 2023, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero.

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

Warrants

On August 17, 2022, as part of the Company’s initial public offering, the Company issued a total of 2,254,000 warrants to purchase 2,254,000 shares of common stock, which began trading and are currently trading on the Nasdaq Capital Market, under the symbol “LUCYW” (which we refer to as the “Listed Warrants”). Additionally, pursuant to the terms of the related underwriting agreement for the initial public offering, the Company issued to the underwriter certain other warrants to purchase up to 58,800 shares of the Company’s common stock, which have an exercise price of $8.228 per share.

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

As of September 30, 2023, the Company’s remaining outstanding warrants are as follows:

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

Due to the net losses for the three and nine months ended September 30, 2023 and 2022, all shares underlying the related party convertible debt, common stock warrants, and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

The calculation of net earnings/(loss) per share is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Basic and diluted:
Net loss	$(1,551,105)	$(1,404,321)	$(4,269,717)	$(3,804,692)
Weighted-average number of common shares	12,917,239	6,673,020	9,705,053	6,266,709
Basic and diluted net loss per common share	$(0.12)	$(0.21)	$(0.44)	$(0.61)

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

Overview

The mission of our company is to upgrade the world’s eyewear, by adding useful tech features to comfortable and stylish sunglasses and eyeglasses. Our products enable seamless Bluetooth connection to your digital life and prescription vision correction in one affordable and convenient package. Our flagship brand of smart eyewear is called Lucyd®. Lucyd eyewear is enjoyed by thousands of people around the world who want the convenience and utility of wireless headphones and glasses in one. Furthermore, we believe we are revolutionizing the concept of eyewear overall, by enabling connection to the powerful ChatGPT AI assistant right on our glasses, using a novel and ergonomic voice interface. The Company believes the addition of this powerful feature to our eyewear will significantly enhance user adoption of Lucyd eyewear, and may provide a new revenue stream for the business in the form of in-app purchases.

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

We recently launched version 2.0 of our Lucyd Lyte eyewear, and our current product offering consists of 21 version 2.0 models, which offers a similar amount of style variety as many traditional eyewear collections. Six of the 21 styles are from a new sub-collection called Lyte XL, which boasts our most advanced features yet, launched in October 2023. All styles are each available with 80+ different lens types, resulting in hundreds of variations of products currently available.

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

Since the launch of Lucyd Lyte, we witnessed interest and demand from customers throughout the United States and have sold thousands of our smart glasses. Within six months of the launch of Lucyd Lyte, several optical stores in the United States and Canada have on-boarded the product and we have had discussions with several other large eyewear chains (by number of locations) regarding onboarding our product. We believe smart eyewear is a product category whose time has come, and we believe we are well positioned to capitalize on and help develop this exciting new sector–where eyewear meets electronics in a user-friendly, mass market format, priced similarly to designer eyewear.

In first quarter of 2022 we introduced a virtual try-on kiosk for select retail stores. This device introduces our products to prospective retail customers and enables them to digitally try on our line of smart glasses in a touch-free manner.

In 2023, we launched a total of 21 new styles of Lucyd Lyte eyewear, and entered production for our first licensed product, the Nautica Powered by Lucyd smart eyewear collection. Due to slight delays in production, the Nautica line will launch in the first quarter of 2024, rather than in the fourth quarter of 2023 as originally anticipated. Additionally, unforeseen manufacturing issues with the Lucyd safety glass product line caused this product launch to also be delayed, and is now planned to launch in the second quarter of 2024. Due to the complexity of smart eyewear products, and the number of components and details involved, the Company believes in taking the time to ensure its products are as perfected as possible to meet the needs of the customer.

Other recent product developments are as follows:

●	In October 2023, the Company launched six new styles of smart eyewear under the Lucyd line, branded as Lyte XL, bringing several key innovations to the core product line. The new frames feature patent-pending flexible hinges which enable a more comfortable fit and a wider range of suitable head sizes for each frame, significant improvements to speaker and microphone quality, thinner and more ergonomic temples, multi-lingual packaging for global sales, and the use of 99% post-consumer recycled materials in the packaging. Additionally, the new packaging design is more compact and more clearly advertises the frame style within, making it more retail-friendly. These key improvements will be rolled out across all of the Company’s smart eyewear products to come, and marks notable R&D advancements towards the Company’s goal to develop the global standard in smart eyewear. These improvements also come just eight months after the Company’s previous frame launch, showing our ability to rapidly improve our products on a short timetable.

●	The patent-pending Lucyd Charging Dock accessory will be upgraded to feature a charging status LED and USB data capability, enabling it to be used as a USB multi-device hub for computers in addition to a charging hub. Additionally, the new Dock has a special spring-action connector that enables it to function perfectly with any pair of glasses from the Company, whereas the original Dock had difficulty with some petite and wide fit frames.

●	We completed an overhaul of our retail fixtures in the third quarter of 2023, offering our new enhanced video and audio demo displays to all current and prospective retail partners. The new displays were designed in-house and purpose-built for enhancing sell-through of our smart eyewear. Our new modular display system incorporates two different center stations focused on audio and video experiences, along with side pieces for stores with additional counter space to exhibit any number of our frames. Over the course of the third quarter of this year, we began upgrading the store fixtures of our retail partners to the new display systems, which we believe will enhance sell-through of our products. Initial retailer feedback on the new display system has been positive, as it eliminates key issues with our previous displays, by providing enough consumer information to make an educated buying decision, including allowing the customer to interact with and listen to music on live products, and also including the addition of a security tether to make it suitable for all retail environments.

●	We introduced a proprietary new custom lens in the third quarter of 2023, called the Lucyd Blueshift lens. This new lens transitions from clear indoors to dark outdoors, and has a handmade blue light blocking coating that was independently lab tested to block 40% of harmful blue light. This is an achievement since blue light lenses with this degree of filtration normally have a yellowish or amber tint, while the Blueshift lens is fully clear indoors. The Blueshift lens is offered in polarized and nonpolarized variants in any prescription or as a non-prescription custom lens.

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

We subsequently launched version 2.0 of the Lucyd app in August 2023 for iOS, which included an upgraded visual interface, new AI tool, and usability improvements, with the same updates planned for the Android version of the app in the fourth quarter of 2023. The new state-of-the-art interface makes perhaps the world’s most powerful commercial AI easier to use than ever on our smart glasses. We plan to introduce more features, a shop, and a pro version of the app in the near future.

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

In summation, the ultimate synopsis from management on the status of the Company at the end of the third quarter of 2023 is as follows:

●	The Company has made notable advancements in both hardware and software products, fostering a market-leading smart eyewear user experience. This follows the Company’s mission to continuously iterate and improve its products to better serve the customer, shown by the development of new custom components launching in the third quarter; the overall improvement of fit, style, and functionality coming to our products with each successive launch; and the combination of our core technology with the globally renowned Nautica, Eddie Bauer, and Reebok brands pending launch over the next three to six months.

●	The Company has built its strongest team to date, with 12 full-time staff extremely devoted to building the global standard in smart eyewear, and several capable design, promotion, and sales contractors supplementing the core team.

●	The Company was the first to market with a touch-free voice interface for ChatGPT, demonstrating our ability to rapidly incorporate new innovations into our core product to the immediate and great benefit of all users.

●	The Company has launched a very sophisticated and attractive modular display system that is primed to introduce smart eyewear to lay customers and maximize sell-through in any retail environment suitable for our products. The new display system features a 10” video monitor continuously running promotional videos, can be programmed with new videos seasonally via an SD card slot, and describes to passerby how to conduct a music demo on the pair of Lucyd glasses on the display. The display also features modular side pieces enabling retail locations to take advantage of varied amounts of counter space to display Lucyd products.

●	The optical industry itself has begun to recognize us as a leader of innovation in optics, as shown in recent coverage that lists us alongside major, well-established players in the space.

●	Although we underwent some significant challenges with product defects and returns, primarily in 2022 but also leading into 2023, the result of this was a total overhaul of our supply chain that yielded more reliable factories and an overall significant quality improvement on all of our glasses, positioning us well for the future.

●	The Company began adopting aggressive influencer marketing strategies in the third quarter of 2023, some of which have already been successful in generating high-quality, authentic user content to support advertising our products, as well as growing our social media following. The Company believes influencer marketing will be a cornerstone of its marketing efforts going forward, given the nature of smart eyewear as a complex new product that typically requires detailed exposition for consumer adoption.

●	Optical retailer feedback at the Vision Expo West conference on the new Lyte XL frames and pre-production Nautica smart eyewear samples was extremely positive, indicating the strong potential of the optical channel for our products. Reception of the Nautica samples was some of the best feedback the Company had ever received. With the optical industry being a largely brand-driven marketplace, the introduction of the Powered by Lucyd lines bode well for the Company’s future prospects.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores such as cellular shops. To address this, we assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently offer an expansive line of 21 different styles and several accessories, with plans to continuously expand this offering over time. In the first quarter of 2023, we added approximately 50 new retail partners, comprised of independent optical stores, and in the second quarter of 2023 we added approximately 25 new independent optical stores and seven Duty Free stores operated by Privato Inc. In the third quarter of 2023, we added 37 new accounts, entirely optical stores.

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. Additionally, we consistently incorporate retail partner feedback directly into our frames to better serve our end users. 44 display systems have been deployed so far to retailers.

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

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have approximately 350 retail stores selling Lucyd Lyte, primarily located within the United States and Canada, across just over 300 unique wholesale accounts. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2024.

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

Customer Ratings (B2C)

The Lucyd Lyte version 2.0 product is receiving higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality and build quality. Many of our version 2.0 variants carry a 4.0/5 rating or higher, compared to most products with an approximate 3.5/5 rating from our previous collection. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of September 30, 2023, we had 17,173 cumulative total orders from customers online since inception, up from a cumulative total of 10,435 as of September 30, 2022. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Net Revenue

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com.

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

Gross margins in 2022 and the first half of 2023 were adversely impacted by supply chain challenges with our previous manufacturer. We received a high number of defective frames in 2022 despite our rigorous inspection procedure, which involves a third-party inspection agency reviewing 100% of new units as they come off the production line, testing every pair of glasses for sound quality and basic functionality. Despite this, a large number of inaccurately-tested frames made it to our customers, precipitating a large number of replacement units and lenses which negatively impacted margins. To address this problem, we immediately underwent a new manufacturer search program in 2022 which we believe yielded two higher-quality factories, that are now producing all of our glasses to a higher quality standard. These issues were resolved and remediated by the end of the second quarter of 2023, and we do not expect such impacts on our gross margins going forward.

Additionally, in late 2022, the cost of nearly all lenses produced by our supplier increased by approximately 10% from previous levels, which adversely impacted our gross margins in 2023; we do not anticipate similar increases in the cost of lenses in the foreseeable future

Operating Expenses

Our operating expenses consist primarily of:

●	general & administrative expenses that include primarily consulting and payroll expenses, IT & software, legal, and other administrative expense;

●	sales and marketing expenses including cost of online and TV advertising, marketing agency fees, influencers, trade shows, and other initiatives;

●	related party management fees for a range of back-office services and occupancy costs provided by Tekcapital LLC; and

●	research and development expenses related to (i) development of new styles and features of our smart eyewear, (ii) development and improvement of our e-commerce website, and (iii) development of our Vyrb social media app for wearables.

Interest and Other Income, Net

Interest and other income, net, primarily includes interest, dividends, and investment returns from our investments in money market funds and U.S. Treasury bills, and interest expense paid on convertible note loan due to the Parent.

Provision for Income Taxes

Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 (the “current quarter”) and the three months ended September 30, 2022 (the “prior year quarter”):

	Three months ended September 30, 2023	% of Revenues	Three months ended September 30, 2022	% of Revenues	Change between the three months ended September 30, 2023 and 2022	% Change
Revenues, net	$221,875	100%	$151,957	100%	$69,918	46%
Less: Cost of Goods Sold	(141,531)	64%	(129,092)	85%	(12,439)	10%
Gross Profit	80,344	36%	22,865	15%	57,479	251%

Operating Expenses:
General and administrative	(915,537)	413%	(479,983)	316%	(435,554)	91%
Sales and marketing	(533,902)	241%	(568,901)	374%	34,999	-6%
Research & development	(192,701)	87%	(304,691)	201%	111,990	-37%
Related party management fee	(35,000)	16%	(35,000)	23%	-	0%
Total Operating Expenses	(1,677,140)	756%	(1,388,575)	914%	(288,565)	21%

Other Income (Expense)	45,691	-21%	(735)	0%	46,426	-6316%
Interest Expense	-	0%	(37,876)	25%	37,876	-100%
Total Other Income (Expense), net	45,691	-21%	(38,611)	25%	84,302	-218%

Net Loss	$(1,551,105)	699%	$(1,404,321)	924%	$(146,784)	10%

Revenue

Our revenues for the three months ended September 30, 2023 were $221,875, representing an increase of approximately 46% as compared to revenues of $151,957 during the three months ended September 30, 2022. The increase in revenue was primarily attributable to significant growth in the wholesale channel, with our net wholesale revenues increasing by approximately 72% over the prior year quarter as we continue to add new independent optical stores as retail partners and grow our distribution network. Net sales through Amazon and our website also grew significantly from the prior year quarter, increasing by approximately 59% and 26%, respectively. However, the aforementioned increases were partially offset by significant price discounts we granted in the current quarter, in order to respond to aggressive discounts offered by key competing products, and to support our continued market share growth. Additionally, our revenues for the current quarter were somewhat negatively impacted by a slight decrease in spending on marketing by the Company compared to the prior year quarter, due to our decision to preserve more of our marketing budget for the fourth quarter of 2023, in order to align with the October 2023 announcement of our significantly improved Lyte XL collection.

On a sequential quarter basis, our current quarter net revenues grew approximately 31% from the three months ended June 30, 2023, after growing approximately 17% from the three months ended March 31, 2023 to the three months ended June 30, 2023.

For the three months ended September 30, 2023, approximately 42% of sales were processed on our online store (Lucyd.co), 29% on Amazon.com, and 29% with reseller partners. This sales channel mix negatively impacted our revenue for the current quarter as compared with the prior year quarter, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co, and that channel represented a higher proportion of our total product sales in the prior year quarter than in the current quarter. For the three months ended September 30, 2023, we generated $187,086 of revenue from sales of non-prescription frames and accessories, and $34,789 from sales of frames with prescription lenses. All of the $63,027 in sales generated on Amazon.com during the current quarter were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $93,704 in online sales generated through Lucyd.co, $34,789 was related to frames with prescription lenses and $58,915 was related to glasses with non-prescription lenses.

For the three months ended September 30, 2022, approximately 49% of sales were processed on our online store (Lucyd.co), 26% on Amazon.com, and 25% with retail store partners. For the three months ended September 30, 2022, we generated $91,661 of revenue from sales of non-prescription frames, and $22,706 from sales of frames with prescription lenses. All of the $33,432 in sales generated on Amazon.com during the period were for non-prescription frames, as we only offer prescription lenses through our website. Of the $80,934 in online sales generated through Lucyd.co, $22,706 was related to frames with prescription lenses and $58,228 was related to glasses with non-prescription lenses.

Over time, we expect third-party retail stores will become our primary sales channel as we onboard additional stores, while the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales. We currently have a retail store presence in approximately 350 stores.

Cost of goods sold

Our total cost of goods sold increased to $141,531 for the three months ended September 30, 2023, as compared to $129,092 for the prior year quarter. This increase was primarily driven by increased cost of lenses and frames largely as a result of the increase in sales volumes during the current quarter as compared with the prior year quarter. The increase in the cost of lenses was also driven by (i) a 10% increase in the production cost of lenses sourced through supplier in late 2022, and (ii) the introduction of our new proprietary blueshift premium lenses in August 2023, which are more expensive than other lenses to produce. These cost increases were partially offset by the fact that the prior year quarter cost of goods sold included significant write-offs of damaged inventory, related to product quality and supply chain issues in 2022 that have since been remediated and resolved. Smart eyewear is a highly specialized product that has the combined specifications and component requirements of a wireless Bluetooth headset and optical eyewear in one, meaning it is expensive to manufacture in small quantities of a few thousand at a time. As demand and awareness for smart eyewear continues to grow over time, the Company expects that its per unit cost will decrease as its order volumes increase.

Cost of goods sold for the three months ended September 30, 2023 included the cost of frames of $79,410; cost of prescription lenses incurred with our third-party vendor of $76,346; and other items including affiliate referral fees, e-commerce platform fees, commissions, and custom duties and importation fees for a total of $(14,225). Out of $141,531 of our total cost of goods sold for the three months ended September 30, 2023, $76,346 related to orders with prescription lenses, while $65,185 pertained to non-prescription orders.

Cost of goods sold for the three months ended September 30, 2022 included the cost of frames of $89,768; cost of prescription lenses incurred with our third-party vendor of $15,482; and affiliate referral fees, sales commission expense, and e-commerce platform fees of $23,719. Of our total cost of goods sold for the prior year quarter, $15,482 related to orders with prescription lenses, while $113,610 pertained to non-prescription orders.

Over time, we expect third-party retail stores will become our primary sales channel as we onboard additional stores, while the online portion of our sales will remain an important component of our total sales. Consequently, we expect sales of prescription lenses offered through our website to decrease, as our third-party retail partners outfit our Lyte frames with more prescriptions. We anticipate growth in both wholesale and e-commerce channel sales for the remainder of 2023 and heading into 2024, and we also expect corresponding growth in total cost of goods sold, primarily from increases in core product costs due to licensed brand royalties, and the addition of more expensive materials such as recycled packaging, improved hardware, and improved electronic components. We believe this growth will be attributable to several factors: our products continue to improve with each successive launch, notably in terms of comfort and sound quality; consumer awareness of our category continues to grow with smart eyewear sales overall increasing every year; and finally, the Company is deploying new marketing efforts focused heavily on influencer content which we believe will better inform consumers about our products.

Gross profit

Our gross profit was $80,344 for the three months ended September 30, 2023, as compared to $22,865 for the prior year quarter. This increase was primarily due to the combination of (i) increased sales during the current quarter, and (ii) the fact that the prior year quarter cost of goods sold included significant write-offs of damaged inventory related to product quality and supply chain issues in 2022, that have since been remediated and resolved and thus did not recur in the current quarter. These factors were partially offset by significant discounts offered during the current quarter in order to help drive unit sales and grow our market share.

We expect gross profit for the fiscal year ending December 31, 2023 to improve, primarily due to economies of scale from large, anticipated wholesale / retail partner orders. Although we expect retail stores to become our primary sales channel as we onboard new stores, we also expect our overall gross margin to be better than that of the wholesale channel, since profitability per unit is typically higher with direct-to-consumer orders.

Operating expenses

Our operating expenses increased by 21% to $1,677,140 for the three months ended September 30, 2023, as compared to $1,388,575 for the three months ended September 30, 2022. This increase was primarily due to the continued investments in the future growth and development of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 91% to $915,537 for the three months ended September 30, 2023, as compared to $479,983 for the prior year quarter. This increase was largely driven by (i) an increase in employee-related costs, resulting from increases in our staffing and new employment agreements entered into with executives in the latter portion of 2022, and (ii) increased costs associated with being a publicly-traded company, including but not limited to directors’ remuneration, insurance expenses, legal, accounting and public and investor relations.

Sales and marketing expenses

Our sales and marketing expenses decreased by 6% to $533,902 for the three months ended September 30, 2023, as compared to $568,901 for the three months ended September 30, 2022. While we continued our ongoing efforts to further develop the Company’s brand presence and awareness across all of our sales channels, the slight decrease in expense was mainly attributable to management’s tactical decision to adjust the timing of certain marketing spend in order to optimize its reach and impact. The Company launched a new e-commerce website in the first half of 2023, and has been working to refine the user journey and maximize conversion rate, in order to enhance the results of current and future marketing initiatives. In the third quarter of 2023, this strategy began to bear fruit as the conversion rate of the website improved significantly from an average of 0.14% in the second quarter of 2023 to 0.23% in the third quarter of 2023. This indicates over a 50% improvement in the ratio of site visitors to purchasers, and reduced acquisition cost per sale in our primary channel. As such, we preserved a portion of our marketing budget which would have otherwise been spent in the current quarter, in order to utilize those funds in the fourth quarter of 2023 with a better converting website, aligning with the October 2023 announcement of our significantly improved Lyte XL collection, and the upcoming launch of the Nautica Powered by Lucyd product line.

We anticipate these costs to further increase as we continue to invest in and build our brand, expand the number of e-commerce platforms on which we sell our products, invest in retail store co-op marketing programs to help educate our in-store customers about Lucyd Lytes, and increase our brand’s physical presence and role in the eyewear industry.

Research and development costs

Our research and development costs decreased by 37% to $192,701 for the three months ended September 30, 2023, as compared to $304,691 for the three months ended September 30, 2022. This decrease was primarily attributable to the allocation of stock-based compensation expense, and product development cycle timing.

Related party management fee

Our related party management fee was $35,000 for each of the three months ended September 30, 2023 and 2022, based on the terms of the management services agreement between us and an affiliate of our Parent.

Other income (expense)

Total other income (expense), net in the three months ended September 30, 2023 was $45,691. This amount was primarily comprised of interest, dividends, and investment returns from our investments in money market funds and U.S. Treasury bills.

Total other income (expense), net in the three months ended September 30, 2022 was $(38,611), and was primarily comprised of interest expense on intercompany financing from the Parent and Affiliates in the form of borrowings under a convertible note. The convertible notes were repaid in full during the nine months ended September 30, 2023, and there were no amounts remaining outstanding under such convertible notes as of September 30, 2023.

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 (the “current year period”) and the nine months ended September 30, 2022 (the “prior year period”):

	Nine months ended September 30, 2023		Nine months ended September 30, 2022		Change between the nine months ended September 30, 2023 and 2022
Revenues, net	$536,725	100%	$592,720	100%	$(55,995)	-9%
Less: Cost of Goods Sold	(475,906)	89%	(452,218)	76%	(23,688)	5%
Gross Profit	60,819	11%	140,502	24%	(79,683)	-57%

Operating Expenses:
General and administrative	(2,877,663)	536%	(1,797,091)	303%	(1,080,572)	60%
Sales and marketing	(896,842)	167%	(1,545,615)	261%	648,773	-42%
Research & development	(541,348)	101%	(393,058)	66%	(148,290)	38%
Related party management fee	(105,000)	20%	(105,000)	18%	-	0%
Total Operating Expenses	(4,420,853)	824%	(3,840,765)	648%	(580,088)	15%

Other Income (Expense)	93,353	-17%	(3,293)		96,646	n/m
Interest Expense	(3,036)	1%	(101,137)	17%	98,101	-97%
Total Other Income (Expense), net	90,317	-17%	(104,430)	18%	194,747	-186%

Net Loss	$(4,269,717)	796%	$(3,804,692)	642%	$(465,025)	12%

Revenue

Our revenues for the nine months ended September 30, 2023 were $536,725, representing a decrease of approximately 9% as compared to revenues of $592,720 during the prior year period. The decline in revenue was primarily attributable to significant discounts offered during the current year period in order to help drive unit sales and grow our market share, which accounted for slightly more than half of the total revenue decline. Key competing products, including the Amazon Echo Frames, Ray Ban Stories, and Bose Frames, dropped their prices to or below the price point of Lucyd frames during temporary and extended discount sales; the power of these recognizable brands coupled with aggressive discounting meant that the competitive landscape was more saturated than in the prior year. To help respond to the ramp-up in the competition’s discounts, we introduced several promotions in 2023 to support our continued market share growth. The decline in revenue was also partially attributable to lower revenues generated through the wholesale sales channel, due in large part to a significant one-time sale to a retail store reseller / distributor in the prior year period, which was non-recurring in the current year period. The imminent diversification of our products with the Powered by Lucyd lines coming in 2024 is expected to reduce the need for discounting to support customer acquisition due to the global renown of the Nautica, Eddie Bauer, and Reebok brands. We also believe these new brands will cause many existing customers to repurchase with minimal marketing expenses.

For the nine months ended September 30, 2023, approximately 37% of sales were processed on our online store (Lucyd.co), 32% on Amazon.com, and 31% with reseller partners. This sales channel mix positively impacted our revenue for the current year period as compared with the prior year period, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the nine months ended September 30, 2023, we generated $454,233 of revenue from sales of non-prescription frames and accessories, and $82,492 from sales of frames with prescription lenses. All of the $170,284 in sales generated on Amazon.com during the current year period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $193,591 in online sales generated through Lucyd.co, $82,492 was related to frames with prescription lenses and $111,099 was related to glasses with non-prescription lenses. E-commerce sales are the most material portion of our sales to date.

For the nine months ended September 30, 2022, approximately 34% of sales were processed on our online store (Lucyd.co), 29% on Amazon.com, and 37% with reseller partners. For the nine months ended September 30, 2022, we generated $460,073 of revenue from sales of non-prescription frames and $95,057 of revenue from sales of frames with prescription lenses. All of the $175,269 in sales generated on Amazon during the prior year period were for non-prescription frames as we only offer prescription lenses through our website. Of the $197,437 in online sales generated through Lucyd.co, $95,058 related to frames with prescription lenses and $102,380 related to glasses sold were with non-prescription lenses.

Despite the decline in net revenues in the current year period as compared with the prior year period, which was largely attributable to manufacturing and shipping delays experienced during the first quarter of 2023, we have made significant progress in recovering from a slow start to the year. On a sequential quarter basis, our revenues grew approximately 17% from the first quarter of 2023 to the second quarter of 2023, and grew approximately 31% from the second quarter of 2023 to the third quarter of 2023. In addition, there have been several notable advances in our technology products and partnerships which speak to the potential to grow revenues well beyond the current level:

●	Key hardware improvements include the development of a new proprietary four-speaker audio temple for the Lucyd Lyte flagship line, the increase in battery life of all of our flagship to 12 hours of playback, which is longer than the vast majority of wireless audio products, and design improvements to the frames overall that were the result of hiring two new expert eyewear designers.

●	The Company’s new proprietary modular video display system has been helpful in winning new retailers and is expected to increase sell-through in reseller locations.

●	The introduction of the Lyte XL capsule collection in October 2023, which brought several key improvements including better audio, thinner temples, and flexible hinges for maximum comfort and auto-adjustability.

●	Key software improvements include the development of the first-ever voice interface for ChatGPT on a wearable device with the new Lucyd app, and of several updates to the Vyrb app including a live broadcasting feature, the ability to import any form of audio content into Vyrb to support the migration of existing audio content creators to the platform, and the introduction of the Company’s Digital Try-on Display into dozens of retail stores, to offer an immersive product experience for in-store shoppers at our partner locations.

●	Our partnership with Authentic Brands Group, which provides us with the right to use the Nautica, Eddie Bauer, and Reebok brands, foretells significantly improved consumer adoption, due to the global popularity of these brands and existing traditional eyewear customers who already buy eyewear under these three brands. The anticipated upcoming launch of the Nautica Powered by Lucyd line in the first quarter of 2024, made possible by the exclusive agreement with Authentic Brands Group, represents significant revenue potential. We intend to partner with Nautica-branded sales channels and expect to be able to increase our presence in other retail channels via the Nautica brand, a household name in dozens of countries. We anticipate rolling out our Nautica Powered by Lucyd line on Nautica.com and in Nautica stores in early 2024.

Over time, we expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We currently have a retail store presence in approximately 350 stores, up from 280 stores as of June 30, 2023.

Cost of goods sold

Our total cost of goods sold increased to $475,906 for the nine months ended September 30, 2023, as compared to $452,218 for the nine months ended September 30, 2022. This increase is primarily attributable to increased cost of lenses and, to a lesser extent, increased quality assurance inspection costs and higher Amazon fees. The increase in the cost of lenses largely driven by (i) a 10% increase in the production cost of lenses sourced through supplier in late 2022, and (ii) the introduction of our new proprietary blueshift premium lenses in August 2023, which are more expensive than other lenses to produce. These increases were partially offset by the fact that the prior year period cost of goods sold included significant write-offs of damaged inventory related to product quality and supply chain issues in 2022 that have since been remediated and resolved.

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

Cost of goods sold for the nine months ended September 30, 2023 notably included, but was not limited to, the cost of frames of $215,713; cost of prescription lenses incurred with our third-party vendor of $131,561; affiliate referral fees, sales commission expense, and e-commerce platform fees of $89,346; and quality assurance costs related to our products sold of $11,700.

Cost of goods sold for the nine months ended September 30, 2022 included, but were not limited to, the cost of frames of $285,586; cost of prescription lenses incurred with our third-party vendor of $70,563; and affiliate referral fees, sales commission expense, and e-commerce platform fees of $93,706. Out of our total cost of goods sold for the current year period of $452,218, $79,370 related to orders with prescription lenses, while $372,848 pertained to non-prescription orders.

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

Gross profit

Our gross profit was $60,819 for the nine months ended September 30, 2023, as compared to a gross profit of $140,502 for the prior year period. This decrease was primarily due to the combination of the aforementioned significant discounts offered during the current year period in order to help drive unit sales and grow our market share, and the aforementioned significant cost of prescription lenses during the current year period, partially offset by slightly lower cost of frames.

We expect gross profit for the fiscal year ending December 31, 2023 to improve, primarily due to economies of scale from large, anticipated wholesale / retail partner orders. Although we expect retail stores to become our primary sales channel as we onboard new stores, we also expect our overall gross margin to be better than that of the wholesale channel, due to a typical higher per-unit profitability on direct-to-consumer channels.

Operating expenses

Our operating expenses increased by 15% to $4,420,853 for the nine months ended September 30, 2023, as compared to $3,840,764 for the nine months ended September 30, 2022. This increase was primarily due to the continued investments in the future growth and development of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 60% to $2,877,663 for the nine months ended September 30, 2023, as compared to $1,797,091 for the nine months ended September 30, 2022. This increase was primarily attributable to (i) increased costs associated with being a publicly-traded company, including but not limited to directors’ remuneration, insurance expense, and public and investor relations, which resulted in an increase in expense of approximately $430,000, and (ii) an increase of approximately $477,000 in employee-related costs, resulting from increases in our staffing and new employment agreements entered into with executives in the latter portion of 2022. The increase in general and administrative expenses was also partly attributable to an increase in legal costs of approximately $125,000 over the prior year period, and higher depreciation and amortization expense, which increased by approximately $46,000 from the prior year period.

Sales and marketing expenses

Our sales and marketing expenses decreased by 42% to $896,842 for the nine months ended September 30, 2023, as compared to $1,545,615 for the nine months ended September 30, 2022. The decrease was primarily due to (i) the reversal of approximately $309,000 of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired without ever having vested, as the related performance conditions (sales quotas) for those awards were not met, and (ii) a temporary pause and postponement on marketing spending during the first quarter of the 2023 while the Company restructured its e-commerce business, along with management’s tactical decision to preserve a portion of our marketing budget for later in the year, in order to better align the timing of marketing spending with major new product launches and thus maximize impact.

We anticipate our marketing costs to increase as we continue to invest in and build our brand, expand the number of e-commerce platforms on which we sell our products, invest in retail store co-op marketing programs to help educate our in-store customers about our products, and increase our brand’s physical presence and role in the eyewear industry.

Research and development costs

Our research and development costs increased by 38% to $541,348 for the nine months ended September 30, 2023, as compared to $393,058 for the nine months ended September 30, 2022. This increase was primarily attributable to a large number of new temple and frontplate molds as we expand our core offering, an expansion of the Company’s software initiatives to include the Lucyd app, and therefore increased the portion of the work hours spent by the CEO and CTO (as well as a portion of their stock-based compensation expense) on new software development on the Vyrb app, the new Lucyd app, and our glasses, as well as the hiring of an additional full-time software engineer to support our CTO. Some planned features for our Lucyd app include the ability to access AI other than ChatGPT, the addition of an audio content library for users to enjoy, and further enhancements to the core AI functionality. In terms of the Vyrb app, we are planning launching a full peer-to-peer content marketplace in the style of Patreon, but with a focus on audio and content designed on and for wearables.

Related party management fee

Our related party management fee was $105,000 for each of the nine months ended September 30, 2023 and 2022, based on the terms of the management services agreement between us and an affiliate of our Parent.

Other income (expense)

Total other income (expense), net in the nine months ended September 30, 2023 was $90,317, and was primarily comprised of the combination of (i) approximately $52,000 of interest, dividends, and investment returns from our investments in money market funds and U.S. Treasury bills; and (ii) approximately $35,000 of refunds of certain amounts that had been previously charged to the Company from the Parent and Affiliates in prior periods.

Total other income (expense), net in the nine months ended September 30, 2022 was $(104,430), and was primarily comprised of interest expense on intercompany financing from the Parent and Affiliates in the form of borrowings under a convertible note. The convertible notes were repaid in full during the nine months ended September 30, 2023, and there were no amounts remaining outstanding under such convertible notes as of September 30, 2023.

Liquidity and Capital Resources

Cash Flow Data:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net cash flows from operating activities	$(4,630,320)	$(2,106,826)
Net cash flows from investing activities	(2,208,678)	(155,428)
Net cash flows from financing activities	7,151,557	7,158,751
Net Change in Cash	$312,559	$4,896,497

Net cash flows used in operating activities for the nine months ended September 30, 2023 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, research and development, and various costs associated with being a publicly-traded company. Additionally, our operating asset levels grew significantly as we have procured additional inventory to position us for future anticipated sales growth.

Net cash flows used in investing activities for the nine months ended September 30, 2023 are primarily related to the investment of a portion of the proceeds from our recent capital-raising activities, in order to generate a return on those funds until they are needed, while also maintaining appropriate liquidity levels. Net cash flows from investing activities also reflect the continuing growth and expansion of our patent portfolio.

Net cash flows provided by financing activities for the nine months ended September 30, 2023 are mainly driven by the various capital-raising activities undertaken during the current year period, including our second public offering completed in June 2023, and exercises of warrants by stockholders earlier in the year.

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents, as well as proceeds from our various capital-raising activities undertaken in the nine months ended September 30, 2023 (including our second public offering in June 2023, as described in Note 9 of the unaudited condensed financial statements), funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, we recorded an inventory prepayment in the amount of $402,255 and $197,750, respectively, related to down payments for eyewear purchased from the manufacturer, prior to shipment of the product that occurred after September 30, 2023 and December 31, 2022, respectively.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. We recorded an allowance for sales returns of $5,234 and $24,897 as of September 30, 2023 and December 31, 2022, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

We present earnings and loss per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the period as required by ASC 260-10-50. For the three and nine months ended September 30, 2023 and 2022, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation, due to their anti-dilutive effect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2023.

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not the subject of any material pending legal proceedings; however, from time to time we may become a party to various legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

Other than noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 24, 2023.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On August 4, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”), indicating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided 180 calendar days to regain compliance with the minimum bid price requirement, or until January 31, 2024. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period.

If we do not regain compliance with the minimum bid price requirement by January 31, 2024, we may be eligible for an additional 180 calendar day compliance period so long as the Company satisfies the criteria for initial listing on the Nasdaq Capital Market (except the minimum bid price requirement) and the continued listing requirement for market value of publicly held shares, and the Company provides written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event that Nasdaq does not believe that the Company will be able to cure the deficiency, or if the Company is not otherwise eligible for the second grace period, Nasdaq will provide written notice to the Company that our common stock is subject to delisting. However, in such event, we may request a hearing before the Nasdaq Hearings Panel, and such request would stay any further suspension or delisting action pending the conclusion of the hearing process and expiration of any extension that may be granted.

The Company intends to closely monitor the closing bid price of its common stock, and consider all available options to remedy the bid price deficiency to regain compliance with the minimum bid price requirement. However, there can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq would grant the Company’s request for continued listing subsequent to any delisting notification, or, if the Company does appeal the delisting determination, that such appeal would be successful, or that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements.

If Nasdaq were to delist our common stock from trading on the Nasdaq Capital Market, a reduction in some or all of the following may occur, each of which could materially adversely impact our stockholders:

●	the liquidity and marketability of our common stock,

●	the market price of our common stock,

●	our ability to obtain financing for the continuation of our operations,

●	the number of investors that will consider investing in our securities,

●	the availability of information concerning the trading prices and trading volume of our securities, and

●	the number of broker-dealers willing to execute trades in shares of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2023, in connection with an individual’s cashless exercise of 300,000 stock options, 85,638 shares of common stock were exchanged from that individual in connection with the exercise cost. The 85,638 shares of stock were considered repurchased and retired by the Company during the nine months ended September 30, 2023; the price paid for the shares was $4.40, and the fair value of the shares repurchased was $376,800.

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

Innovative Eyewear, Inc.
(Registrant)

Date: November 14, 2023	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)