Form 10-K
period 2023-12-31
Innovative Eyewear Inc
filed 2024-03-25
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41392

INNOVATIVE EYEWEAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	85-0734861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11900 Biscayne Blvd., Suite 630, North Miami, Florida	33181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 826-0329

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	LUCY	NASDAQ Capital Market
Warrants to purchase Common Stock	LUCYW	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,916,698 based upon the closing price of such common stock on June 30, 2023.

As of March 22, 2024, the registrant had outstanding 12,933,544 shares of common stock, par value $0.00001 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Report under “Item 1A. – Risk Factors” below. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Innovative Eyewear” means Innovative Eyewear, Inc. unless otherwise indicated.

ii

PART I

Item 1. Business.

Our History

We develop and sell smart eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. Founded and headquartered in Miami, Florida, we were initially organized as a Florida limited liability company effective August 15, 2019. We were founded by Lucyd Ltd., the inventor and licensor of the technology that our products are based upon, which is a portfolio company of Tekcapital Europe Ltd. (“Tekcapital”). Tekcapital is a U.K. based university intellectual property accelerator which builds portfolio companies around new technologies. On March 26, 2020, we converted from a Florida limited liability company into a Florida corporation.

Our Products

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

In February 2023, we launched version 2.0 of our Lucyd Lyte eyewear with 15 different styles, incorporating several key breakthroughs for the smart eyewear product category – including a four-speaker audio array, 12-hour music playback and call time, and improved styling as well as technical upgrades. In October 2023, we launched six new styles of smart eyewear, branded as Lyte XL, bringing even more advancements – including patent-pending flexible hinges for a more comfortable fit and a wider range of suitable head sizes, significant improvements to speaker and microphone quality, thinner and more ergonomic temples, and post-consumer recycled packaging.

In January 2024, we launched the Nautica® Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo.

Our current product offering consists of 29 different models, which offers a similar amount of style variety as many traditional eyewear collections. All styles are each available with 80+ different lens types, resulting in thousands of variations of products currently available. The Company currently has over 100 licensed patents and applications.

Our smartglasses enable the wearer to listen to music, take and make calls, and use voice assistants to perform many common smartphone tasks hands-free. Some of the many things our customers can do with their Lucyd Lyte glasses include:

1.	“Send a voice message to (contact)”: this command begins the recording of an audio message to be sent to named contact.

2.	“Send a text to (contact)”: begins recording of a speech-to-text message to be sent by SMS to named contact.

3.	“Call (contact)”: speed-dials the named contact.

4.	“Send $___ to (contact)”: this command allows the user to send money to a contact via Venmo or Apple Pay. Follow the digital assistant’s prompts to confirm.

5.	“Check my messages”: this command reads out the user’s latest incoming text messages and offers a prompt to reply to each. Close out the digital assistant to end the readout.

6.	“Check my mailbox”: this command announces the number of unread emails, and reads them out with a prompt to continue after each one. In the prompt after each one, the user can tell their digital assistant “Reply” and dictate an email response to the previous email.

7.	“Find (cuisine type) food nearby”: this command reads through a list of nearby restaurants and their ratings, and prompts the user for directions or to call after each one.

8.	“Call me an Uber”: this command prompts the user on which type of Uber ride they want, then asks to confirm to send a car to the user’s location.

9.	“What time is it?”: announces the current time.

10.	“Play (song/album/artist)”: this command begins playing the requested song, album, or artist via Apple Music.

11.	“Get me directions to (location)”: this command begins navigating on phone, with audible directions on glasses.

12.	“Take a memo”: this command begins recording a speech-to-text memo in Notes. Say “Read my Notes” to play back.

Since the launch of Lucyd Lyte, we witnessed interest and demand from customers throughout the United States and have sold thousands of our smart glasses. Within six months of the launch of Lucyd Lyte, several optical stores in the United States and Canada have on- boarded the product and we have had discussions with several other large eyewear chains regarding on-boarding our product. We believe smart eyewear is a product category whose time has come, and we believe we are well positioned to capitalize on and help develop this exciting new sector – where eyewear meets electronics in a user-friendly, mass market format, priced similarly to designer eyewear.

In first quarter of 2022 we introduced a virtual try-on kiosk for select retail stores. This device introduces our products to prospective retail customers and enables them to digitally try-on our line of smart glasses in a touch-free manner. This system was later upgraded in 2023.

In the fourth quarter of 2022, we completed development of core audio eyewear product improvements, such as upgrading all frames to quadraphonic sound, which have been rolled out across all of our new eyewear models.

We completed development of many new styles of smart eyewear for our new licensed brands in 2023, anticipating all three licensed collections to launch in 2024. In addition, we completed the following upgrades to accessory products in 2023:

●	The patent-pending Lucyd charging dock was upgraded to version 2.0 edition, featuring auto-adjusting connectors to fit any size of smart eyewear we produce, a new charging status LED, and USB data capability, enabling it to be used as a USB hub for computers in addition to a charging hub.

●	The Lucyd virtual try-on kiosk was replaced with a fully modular display system, with eight available components for stores to mix and match to suit their display needs. The display can be deployed as a countertop display or freestanding, making it suitable for almost any retail environment.

Apps

The Vyrb app launched in open beta on iOS and Android app stores in 2021, as the Company’s first social media platform.

In 2022, we introduced key features in the Vyrb app, including live broadcasts for up to 100 users in one digital “room,” and the ability to upload external audio content into Vyrb, enabling longstanding content creators to import their existing libraries swiftly into the platform.

In the first quarter of 2023, we introduced several new features for the Vyrb app, including market-leading audio accessibility features for social media, such as the ability to create and listen to a feed of audio content completely hands-free, using unique voice assistant commands created for the app. We plan to continue to develop the expansive Vyrb platform into a feature-rich social toolbox for customers. This includes the introduction of revenue-generating features such as native ads and in-app upgrades, as well as gamification features such as a points and rewards system. Some new features are planned to launch in 2024, including a fully upgraded user interface. Once this update to the interface is completed, the app will be considered officially launched, and the Company will begin to promote it and capitalize on it in earnest.

In April 2023, we introduced another major software upgrade for our glasses with the launch of the Lucyd app for iOS and Android. This free application enables the user to converse with the extremely popular ChatGPT AI language model on our glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. The app deploys a powerful and unique Siri integration with the Open AI API for ChatGPT, developed internally by the Company. The Company has filed a patent application related to this software upgrade. We believe this development makes our Lucyd eyewear perhaps the smartest smartglasses available today, represents a significant marketing opportunity for the Company’s core smartglass product, and creates a potential in-app purchase revenue stream for the Company.

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

Our focus therefore is to enhance one of the world’s most important wearables: eyewear.

Additionally, as part of our commitment to a great customer experience, we listen to feedback from our customers, and continuously strive to improve customer satisfaction and experience with our products. Our customers’ extensive feedback pointed to a need and desire for better interaction with social media while on-the-go. We are addressing this need by developing an exciting software application called Vyrb, as described above.

We have made strong strides towards our goal of making smart eyewear accessible to the mass market. Several developments towards this end include developing our smart frames in multiple temple lengths; the introduction of smart eyewear specifically for women and youth, which are typically missing from similar offerings; and the introduction of smart eyewear for adults with petite or narrow faces. Our expansive product offering currently consists of 29 different models, which offers a similar amount of style variety as many traditional eyewear collections. When paired with the Vyrb application, Lucyd Lyte glasses will provide a new and safer wearable user experience suitable for everyone.

Our goal is to become a meaningful player in the smart eyewear market. Our company’s early successes have demonstrated our ability to not only compete, but to lead in the rapidly changing and expanding technological eyewear market, and we intend to continue spearheading innovation in the field.

Giving Back

We donate an optical frame for every Lucyd Lyte sold at retail.

We are also very active in supporting the various communities we serve through donations and support. From the beginning, Innovative Eyewear has supported those in need through our donation of glasses frames to New Eyes (https://new-eyes.org/about-us), a charity dedicated to helping children and adults in need of eyewear. We’ve partnered with New Eyes because they fit the Lucyd brand mission: enhancing the vision of people all over the world, and we believe that it simply is the right thing to do. We have also participated in a partnership with the Miami Rescue Mission to support our local community with eyewear. Our most recent donation was in December 2023 and consisted of 3000 eyeglass, sunglass, and reading glass frames.

Additionally, university students, educators, healthcare workers, uniformed service members, and veterans are eligible for an ongoing 18% discount off all frames and lens upgrades on www.lucyd.co.

Our Market Opportunity

One of our key opportunities is converting traditional eyeglass and sunglass wearers to smart eyewear consumers since these customers are already familiar with wearing optical products. According to a 2021 report of the Vision Council, a non-profit trade association that serves member companies of the optical industry, there are 167 million prescription and 224 million non-prescription glasses wearers in the United States. As many as four billion people worldwide wear glasses, according to an article published by Reference.com in April 2020.

According to Statista, the total addressable market for eyewear in the U.S. is projected to be $35.2 billion in 2024. The market for digital assistants like Siri, Google Voice, Bixby, and Alexa has grown rapidly worldwide, and is projected at $4.5 billion in revenue in 2023. We view the popularity of voice assistants as an important catalyst for the smart eyewear market since hands-free access to voice-based AI is a notable feature thereof.

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

The synergistic fusion of these three markets (eyewear, digital assistants, and hearables) enables, in our view, an opportunity to create a completely new experience of connected eyewear, which smoothly delivers the functionality of both optical glasses and headphones, eliminating the need for either on its own. Nevertheless, several orthodoxies of the eyewear industry still hold, namely: if you want to sell a lot of eyewear, we believe it should be attractive, stylish, comfortable (e.g., lightweight, which we believe to be approximately one ounce), and cost roughly the same as traditional eyewear. This is what we have sought to achieve, and in our view have accomplished with the introduction of Lucyd Lyte eyewear.

A key indicator of the potential future success of smart eyewear in the consumer market is the rise of smartwatches, which as early as 2018 have intermittently surpassed traditional wristwatches in unit sales in the United States. We believe that the similarities between smartwatches and smart eyewear compared to their traditional counterparts indicate that the future of eyewear will also be smart.

Our Business Strategy

When we initially organized Innovative Eyewear four years ago, there was, in our view, no attractive smart eyewear that addressed the basic consumer need for good looking designer glasses that were stylish, comfortable, lightweight, and provided the functionality of hearables, and priced around the same as regular glasses.

At the core of our strategy are the following principles:

1.	Consumers prefer smart eyewear that looks and feels like traditional glasses and sunglasses; this is a key element in the design of all of our frames, and makes it easier for traditional eyewear users to switch to our products.

2.	For a smart eyewear line to achieve mass market penetration, it should cost a similar amount to traditional designer eyewear, especially while the category is still emerging and most consumers and not yet familiar with it.

3.	Smart eyewear must be user-friendly and have an interface that is easy to navigate by the wearer, even when their hands are wet or gloved. As such, we deploy highly tactile interfaces on our eyewear.

4.	The battery life of smart eyewear should be sufficient to support smart functionalities throughout the day without needing to be recharged mid-day.

5.	Rather than burdening our hardware with mechanical features such as cameras and microdisplays which may be unnecessary for many users, we instead leverage software platforms that can add functionality without increasing the weight or size of the frames.

6.	By adhering to the above principles, we can eliminate any “costs of switching” from traditional eyewear to smart eyewear, and build customer lifetime value by offering a more powerful combination of fashion, smart features, and vision correction and protection than available from other companies.

All of our products are designed in Miami, manufactured in China, and sold through e-commerce channels, including on our website (Lucyd.co), BestBuy.com, DicksSportingGoods.com, Brookstone.com, and Amazon.com, and sold by over 300 optical and sporting goods retailers. Additionally, we are pursuing online and in-store big box retailers, and in-store and online specialty retailers. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2024.

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

Competition

The smart eyewear industry in which we operate is competitive and subject to changes in practice. While we believe that our products are a hybrid of eyeglasses and Bluetooth audio technology, which gives us a unique product that provides us with competitive advantages, we may face competition from many different entities now and in the future. Currently, we face competition from the following products:

●

Bose Corporation’s Bose Frames. These are a Bluetooth eyewear product, but in a bulkier form factor and with what we believe to be comparable audio quality at a higher list price ($249 MSRP) than Lucyd Lyte 2.0 ($149-$199). However, Bose has recently announced plans to withdraw from the smart eyewear market.

Key advantages of Lucyd Lyte over Bose Frames: Our glasses are lighter weight, have twice the playback battery life, are offered in 29 styles compared to three styles for Bose, and have a more traditional optical form factor for all-day wear.

●

Amazon’s Carrera Echo Glasses (Third Gen). Another entry in the Bluetooth eyewear space, offered at a $329 - $389 list price. Not available directly from the manufacturer in prescription, and in only two frame shapes. The cost of the Amazon Echo Glasses is higher than Lucyd Lyte. While lightweight like Lucyd Lyte glasses, Amazon Echo Glasses have, in our view, a less fashionable form factor, and the battery life is about half of that of Lucyd Lyte.

Key advantages of Lucyd Lyte over Echo Glasses: Our glasses are not “always-listening” for voice commands like Echo Frames are (which raises privacy concerns and reduces battery life), our glasses are available in 29 styles compared to two for the latest Echo Frames, our glasses look more seamless so they better match the form factor of traditional eyewear, and our glasses are more affordable at $149 - $199.

●

Snapchat Spectacles. This is a camera-focused smart eyewear product and, in our view, not a direct competitor with our products due to its style, weight, pricing, and suitability for all-day wear. However, Snapchat Spectacles may introduce further entries in the space that may directly compete with Lucyd Lyte. Snapchat Spectacles version 3 have a list price of $380.

Key advantages of Lucyd Lyte over Spectacles: Our glasses have more audio and AI features, are lighter and prescription-ready, are available in many more styles than this single SKU (stock-keeping unit) line, and cost half the price.

●

Ray-Ban Meta Glasses. Developed in association with Facebook, these are a camera-focused smart eyewear product, and despite the fact they are available in prescription, in our view not a direct competitor. Ray-Ban may, however, introduce further entries in the space that may directly compete with Lucyd Lyte. Ray-Ban Spectacles have a well-known and respected brand, and a list price starting at $299, which makes them 100% more expensive than base models of Lucyd Lyte.

Key advantages of Lucyd Lyte over Meta Glasses: Stories weigh considerably more than Lucyd Lyte glasses (20% - 70% more, depending upon the Lyte model), have a shorter battery life, thicker temple profiles, are not water resistant, and the cameras and required connection to a Facebook account raise privacy concerns.

All of the competitors discussed above have substantially greater manufacturing, financial, research and development, personnel, and marketing resources than we do. As a result, although we believe our products are currently superior, our competitors may be able to develop superior products, and compete more aggressively and sustain their competitive advantage over a longer period of time than us. Our products may be rendered obsolete in the face of competition.

Our Competitive Strengths

A Unique Solution to a Common Problem. While immensely useful, smartphones can present a safety hazard to motorists, pedestrians, and cyclists because smartphones can distract people from the task or activity at hand. In 2022, pedestrian deaths were at a 40-year high according to the Governors Highway Safety Association, and experts believe smartphones were partially to blame. Recent data from the Governors Highway Safety Association indicates that from 2010 to 2021, the number of pedestrian deaths rose by 77%, while all other traffic deaths increased by 25% (Pedestrian Traffic Fatalities by State: 2022 Preliminary Data – (https://www.ghsa.org/resources/Pedestrians23). We believe that the distraction created by smartphones originates in two forms: (1) via headphones or earbuds, where the user is deprived of full audible situational awareness; and (2) via the visual interface of the phone, which distracts the user completely from their surroundings. Lucyd Lyte open-ear audio helps address this problem by having the speakers mounted at the temples (in the arms) of the glasses. There is nothing in the ear canal and, as a result, individuals can better maintain situational awareness, such as hearing the traffic around them, as well as nearby sounds. Many of our competitors have relatively bulky speakers enclosed within the temples, while Lucyd Lyte’s speakers and temples are thin, which allows them to look similar to traditional designer glasses. Furthermore, through the quick and easy touch controls on Lucyd Lyte glasses, the wearer can perform many tasks for which they would normally pull out their phone – thus our glasses help untether the eyes of the user from their smartphones throughout the day and enable them to remain more visually vigilant and aware of the traffic around them.

Affordable Price Point. Our Lucyd Lyte eyewear provides both optical-quality glasses and a Bluetooth headset together, at roughly the same price as a traditional pair of designer glasses, which is core to the disruptive potential of our product. Our Lucyd Lyte line of smart eyewear enables prescription and sunglass wearers to interact with digital assistants and social media without having to take their eyes off the road and are nearly hands-free, thereby improving the safety and convenience of taking calls, listening to music, and audibly accessing digital information on the go. The Manufacturer’s Suggested Retail Price (“MSRP”) for Lucyd Lyte 2.0 eyewear starts at $149, with advanced options and customizations available at higher price points, which are at the discretion of the customer. A basic prescription lens upgrade is offered for $40. By comparison, most of our U.S.-based competitors offer products that are more expensive, starting at approximately $249 or higher, with higher costs to add prescriptions.

Quality. All of our frames can be outfitted in-house or by optical resellers with any combination of prescription, sunglass, reading, and blue light lens formats. Our frame fronts are made with what we believe are high quality optical materials to ensure easy lens fitting by any optician.

Customizable Product Offering. There are 80+ lens types available for Lucyd Lyte, making it the most customizable smart eyewear in the world. Innovative Eyewear has a partnership with a high-quality optical lab in Boston to produce prescription and custom lenses for our frames quickly and affordably. Our contract with a third-party optical lab also allows us to offer direct prescription fulfillment to our customers.

Comfort. At just 1.0 - 1.5 ounces, our eyewear has a feather-light fit, suitable for all day vision correction or sun protection (traditional glasses weigh about 1 ounce). This is especially important while on the go. Our 1.0 ounce titanium aviators are among the lightest smart eyewear ever made.

Long Battery Life. At 12 hours of playback per charge, our current product offering of Lucyd eyewear outpaces most, if not all, of the competition on battery life.

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

Experienced Management Team. We have an experienced board of directors with more than 100 years of combined experience in the eyewear industry, and a management team with substantial experience in software and electronics engineering and operating eyewear and technology companies.

Sales

We have two major sales channels: (1) e-commerce via Lucyd.co and Amazon, and (2) our ongoing development of a network of eyewear, sporting goods, and electronics resellers, including but not limited to, BestBuy.com, DicksSportingGoods.com, and Brookstone, to offer our frames. Most of our resellers are experienced opticians who provide valuable feedback that informs the development of our product lines, which we would not receive if we were solely direct to consumer. Additionally, we have a robust presence on multiple e-commerce and social media platforms, which facilitates several customer on-ramps for the Lucyd brand, and numerous ad campaign strategies. Building on our early successes of driving traffic to Lucyd.co, the website run by a subsidiary of our largest stockholder, from Facebook, Instagram, and TikTok, we deploy high quality content on multiple platforms to continuously keep customers engaged and drive brand awareness.

We have two levels of margins, one for business to consumers (“B2C”), and one for business to business (“B2B”). The majority of our sales have been through e-commerce with current gross margins of approximately 69%; wholesale sales have gross margins of approximately 32%. Lens upgrades sold on Lucyd.co have a standardized profit margin of approximately 35%. As a company still in an early growth stage, we are investing heavily in our B2C and B2B efforts to capture as much market share as possible, which included in fiscal years 2022 and 2023 several activities which impacted the gross deficit. Among these promotional activities were various B2C discounts, heavy B2B discounts on large bulk orders, a large number of free sample units provided to media, influencers, and reviewers, and significant spending on upsells, promo items, and merchandising materials which were in many cases given to B2C and B2B customers for free. Customer retention was also a priority in 2023, so providing exchanges on orders with custom lenses that didn’t meet consumer expectations, and exchanges for frames which didn’t fit the customer properly, impacted our deficit. However, with the change to a higher quality supplier in 2023, we had a reduction in the percentage of orders that were returned, and improved user feedback. Further improvements to fit, finish and audio quality introduced with the Lyte XL line in late 2023 further improved our market reception. Our online retail sales accounted for the majority of our sales in 2023.

E-commerce Channels

1.	Company website: Lucyd.co

Lucyd.co is our primary e-commerce point of sale. The site offers the most customization options of any of our sales channels and a full prescription lens lab, offering over 80 different lenses (21 key lens tints offered in plano, single prescription and progressive bifocal; seven types of reading lenses). Additionally, the Lucyd website ships worldwide and is used to provide a quick and smooth buying experience.

2.	Amazon

Amazon.com/lucyd is our brand shop on Amazon. It drives approximately half of our online sales, but limits the number of variations we can offer on our frames (e.g., prescription lenses are not permitted on Amazon). However, through Amazon, we are still able to offer color lens sunglass variants and blue light blocker pairs, in addition to our charging dock accessory item. We continually monitor and test traffic flow to Lucyd.co versus Amazon.com to ensure our online ad spend is fully optimized.

3.	Walmart.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, and eBay

In addition to our key online sales channel through Lucyd.co, our products are also sold on Walmart.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, and eBay.

4.	Social Selling

Not only do we use social media to drive traffic to our main sales channels, but we also take advantage of intra-social shops as well, and have deployed shopping experiences through Facebook, Instagram, and TikTok to gain further brand awareness.

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

The core of our B2B business is formed by our relationship with numerous eyewear store retailers across the United States and Canada, which provide Lucyd Lyte frames directly to their optical customers. Many of these retail stores have placed multiple stocking orders since launching our wholesale business in 2021. To support our resellers, we offer a strong co-op marketing program that includes free store display materials. As part of this strategy, we provide digital try-on kiosks to our resellers to help educate their in-store customers about Lucyd eyewear and increase our brand’s physical presence in the optical industry. In 2023, the Lucyd virtual try-on kiosk was replaced with a fully modular display system, with eight available components for stores to mix and match to suit their display needs. The display can be countertop or freestanding, making it suitable for almost any retail environment.

2.	National Eyewear Chains

Lucyd eyewear is currently being evaluated by several leading eyewear retailers and distributors in the US and Canada for inclusion in their offerings, with one major optical chain currently testing our products in 10 retail locations. Following the introduction of Ray Ban Stories smart eyewear in late 2021, many retailers are now more open to introducing smart eyewear in their stores and on their e-commerce platforms. Based on our current discussion with several major optical businesses (by store size), we believe at least one additional major optical chain or national optical buying group will onboard our product line in 2024. However, there can be no assurances that any of these retailers and distributors will sell our products.

3.	Big Box Retail Stores (Electronics, sporting goods, general merchandise)

In addition to mainstream optical channels, we distribute our Lucyd eyewear through leading big box stores, such as Bestbuy.com and Dickssportinggoods.com, through either their eyewear or electronics departments.

4.	License Agreements and Specialty Retail Stores

We are leaving no stone unturned in our mission to bring smart eyewear mainstream. We have licensed three leading fashion brands – Nautica, Eddie Bauer, and Reebok – to produce new Powered by Lucyd cobranded frames. In January 2024, we launched the Nautica Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth. and a slipcase adorned with the iconic Nautica sail logo. We anticipate launching the cobranded collections with Eddie Bauer and Reebok later in 2024.

Manufacturing and Supply Chain

Our products are designed in the United States and subsequently manufactured in China. The products are designed in-house, and 3-D Computer-Aided Design (CAD) files are produced with product renderings. We then subject these rendered images to focus group review, to determine which designs we should move to the prototype development stage. Pre-production prototypes are developed by our factories in China, to our specifications. Our factories source components for the smart eyewear in China, including plastic and titanium for the frames, electronic components, speakers, microphones, and batteries. All packaging is designed in Miami and fabricated in China. Once completed, our products are tested in the United States, to assess functionality, fit, and finish. Production orders are placed and fabricated in China based on anticipated demand, whereupon they undergo a rigorous thirteen-point third-party product inspection process. This inspection is conducted on 100% of our manufactured products. Inspections include testing procedures to help ensure our customers receive only functional, high-quality products. For large bulk orders from clients, we are able to order this inventory on demand, due to the expected lead times in the traditional frame sourcing business.

All of our frames are manufactured with prefabricated, ready-to-wear sunglass or blue light lenses, and are directly shipped to the customer in this state if the customer declines to purchase custom lens upgrades. If a customer orders with prescription or specialty lenses, then the smart eyewear frames are sent to an optical contractor laboratory in Boston, Massachusetts, to have the lenses cut, ground, and mounted in the frames, whereupon they are directly shipped to customers.

In 2023 we retired our virtual try-on display in favor of a more engaging and affordable Modular Display System, which consists of a variety of components that can be assembled according to the functionality and needs of the partner retailer. The displays can be setup on a countertop or freestanding. This unique, proprietary system includes the following available components:

1.	An LCD countertop video screen available in white and black with Lucyd branding, or in navy with Nautica branding.

2.	A white shelf component which includes storage space for demo frames and a mirror for try-ons.

3.	A rack component available in white with Lucyd branding or in navy with Nautica branding, which stores 4 frames for display and try-on.

4.	A bookshelf component which transforms the display into a freestanding endcap unit with ample storage underneath.

This new system was deployed to several dozen partner stores in 2023 with near universal positive feedback from retailers, and we believe has proved useful for encouraging larger wholesale orders.

Marketing

We employ a 360-degree marketing strategy that encompasses both brand and user-generated content syndication across earned, owned, and paid platforms (channels where the company pays a fee to have its product advertised). Long form and video content generation are key focus points for the brand, as they allow us to better leverage both emerging and critical smart eyewear narratives through persistent search engine optimization (SEO), increasing our organic brand awareness across the board, in addition to strategic loyalty, influencer, and affiliate marketing campaigns.

Our online marketing strategy is primarily driven by pay-per-click advertisements on mainstream search engines, social media apps, and Amazon and other marketplaces. In addition, we support our primary efforts with influencer created and promoted “UGC” (user-generated content), email automations and newsletters, and website push notifications. In 2024, we plan to scale up our affiliate and email marketing efforts to augment our core social ads campaigns.

We believe we are trendsetters in creating relevant, omni-channel touchpoints that derive meaningful experiences and products designed for our customers.

Our wholesale marketing strategy is primarily focused on traditional sales email and call outreach, national and regional optical trade shows, and optical and athletic trade advertisements. We have also deployed B2B mailer and digital mailer campaigns to inform optical businesses about our new releases.

Strategically offering stylish optical smart eyewear, coupled with expansive end-user customization, plus our ChatGPT app, has the potential to rapidly expand our brand awareness and revenue. At Innovative Eyewear, we strive to lead and own critical narratives within the smart eyewear space, and have demonstrated our pioneering leadership and proficiency via the filing of dozens of patents on smart eyewear design and functionalities.

We seek to create memorable experiences and products that resonate with our customers, coupled with premium content and campaigns designed to expand our brand presence and market share. We also attend major regional eyewear and sporting goods trade shows to build awareness among our potential retail partners.

Our influencers

To accelerate brand awareness and product sales, we are embarking on an influencer strategy to engage leading figures in sports and the arts, who like and enjoy wearing Lucyd Lyte®. Our influencers promote our products on social media, provide us with product placement opportunities at sporting events and other cultural events, and have granted us contractual rights to use their names and likenesses in connection with the advertisement and sale of our products. To date, we have onboarded Chris Clark, a pro golfer; Monique Billings, a WNBA basketball player; Emmanuel Ogbah, an NFL football player; and Hadar Adora, an up-and-coming musical artist. We plan to add additional influencers to enhance awareness and sell-through for a number of key demographics.

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

Intellectual Property

We license from Lucyd Ltd., a subsidiary of our largest stockholder, an intellectual property portfolio designed to protect our unique eyewear designs and certain technological features in current and anticipated future products. Since 2021, the Company has begun filing patents under its own name. We have licensed and filed numerous patents covering all of our current product designs and certain advanced features such as Vyrb, replaceable front frames, and multi-channel Bluetooth connectivity. The Company will seek to file new intellectual property to protect new styles and features of its smart eyewear as they are introduced.

In January 2024, we entered into a multi-year licensing agreement with a third party (IngenioSpec, LLC) for multiple smart eyewear patents, bringing our overall portfolio of owned and licensed intellectual property to over 100 patents.

Our current U.S. and foreign patent portfolio is as listed below.

Pending and Registered Patent Applications Licensed from Lucyd Ltd.

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
10,908,419	Smartglasses and Methods and Systems for Using Artificial Intelligence to Control Mobile Devices Used for Displaying and Presenting Tasks and Applications and Enhancing Presentation and Display of Augmented Reality Information	U.S.	June 28, 2018	Issued	February 2, 2021
D899,493	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D900,203	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D899,494	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,495	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,496	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D900,204	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D900,205	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D900,920	Smart Glasses	U.S.	March 22, 2019	Issued	November 3, 2020
D900,206	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D899,497	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,498	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,499	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,500	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D954,135	Round Smartglasses Having Flat Connector Hinges	U.S.	December 12, 2019	Issued	June 7, 2022
D958,234	Round Smartglasses Having Pivot Connector Hinges	U.S.	December 12, 2019	Issued	July 19, 2022
D955,467	Sport Smartglasses Having Flat Connector Hinges	U.S.	December 12, 2019	Issued	June 21, 2022
D954,136	Smartglasses Having Pivot Connector Hinges	U.S.	December 12, 2019	Issued	June 7, 2022
62/941,466	Wireless Smartglasses with Quick Connect Front Frames	U.S.	November 27, 2019	Non-Provisional Application filed on November 25, 2020; U.S. App. No. 17/104,849	n/a

D954,137	Flat Connector Hinges for Smartglasses Temples	U.S.	December 19, 2019	Issued	June 7, 2022
D974,456	Pivot Hinges and Smartglasses Temples	U.S.	December 19, 2019	Issued	n/a
11,282,523	Voice Assistant Management	U.S.	March 25, 2020	Issued	March 22, 2022
D1,010,718	Wayfarer Smartglasses	U.S.	July 20, 2020	Issued	January 9, 2024
D951,334	Round Smartglasses	U.S.	July 20, 2020	Issued	May 10, 2022
17/104,849	Wireless Smartglasses with Quick Connect Front Frames	U.S.	November 25, 2020	Pending	n/a
D1,013,765	Smartglasses	U.S.	September 1, 2021	Issued	February 6, 2024
29/806,204	Smartglasses	U.S.	September 1, 2021	Pending	n/a
29/806,207	Smartglasses	U.S.	September 1, 2021	Pending	n/a
29/806,209	Smartglasses	U.S.	September 1, 2021	Pending	n/a
207516	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207517	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207518	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207519	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
29/814,016	Safety Smartglasses	U.S.	November 2, 2021	Pending	n/a
29/814,017	Safety Shields	U.S.	November 2, 2021	Pending	n/a
63/274,920	Safety Glasses	U.S.	November 2, 2021	Non-Provisional Application filed on October 21, 2022; U.S. App. No. 18/048,715	n/a
207956	Safety Smartglasses	Canada	November 17, 2021	Issued	May 23, 2023
207957	Safety Shields	Canada	November 17, 2021	Issued	May 30, 2023
2021307950576	Safety Smartglasses	China	December 2, 2021	Pending	n/a
ZL 2021307955902	Safety Shields	China	December 2, 2021	Issued	May 3, 2022
18/048,715	Safety Glasses	U.S.	October 21, 2022	Pending	n/a
3180624	Safety Glasses	Canada	November 1, 2022	Pending	n/a
202211367067X	Safety Glasses	China	November 2, 2022	Pending	n/a
42023078694.9	Safety Glasses	Hong Kong	September 5, 2023	Pending	n/a

Pending and Registered Patent Applications Owned by Innovative Eyewear, Inc.

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
29/815,040	Charging Cradle	U.S.	November 10, 2021	Pending	n/a
63/297,056	Charging Cradle for Smartglasses	U.S.	January 6, 2022	Non-Provisional Application filed on December 29, 2022; U.S. App. No. 18/147,002	n/a
212589	Charging Cradle	Canada	May 9, 2022	Pending	n/a
ZL 2022302715131	Charging Cradle	China	May 10, 2022	Issued	October 21, 2022
18/147,002	Charging Cradle for Smartglasses	U.S.	December 27, 2022	Pending	n/a
29/870,951	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,952	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,957	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,958	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,959	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,960	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,961	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,965	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,966	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,968	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,970	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,972	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,974	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/870,975	Smartglasses	U.S.	February 9, 2023	Allowed	n/a
29/871,111	Smartglasses Temples	U.S.	February 13, 2023	Pending	n/a
18/189,547	System, Apparatus, and Method For Using a Chatbot	U.S.	March 24, 2023	Pending	n/a
18/463,465	Spring-loaded Hinges For Smartglasses	U.S.	September 8, 2023	Pending	n/a

Registered Patent Applications Licensed from Ingeniospec, LLC

App/Patent Number	Title	Country
7,192,136	Tethered Electrical Components for Eyeglasses	U.S.
7,255,437	Eyeglasses with Activity Monitoring	U.S.
7,380,936	Eyeglasses with a Clock or Other Electrical Component	U.S.
7,401,918	Eyeglasses with Activity Monitoring	U.S.
7,438,410	Tethered Electrical Components for Eyeglasses	U.S.
7,481,531	Eyeglasses with User Monitoring	U.S.
7,500,746	Eyewear with Radiation Detection System	U.S.
7,500,747	Eyeglasses with Electrical Components	U.S.
7,581,833	Eyewear Supporting After-Market Electrical Components	U.S.
7,621,634	Tethered Electrical Components for Eyeglasses	U.S.
7,677,723	Eyeglasses with a Heart Rate Monitor	U.S.
7,771,046	Eyewear with Monitoring Capability	U.S.
7,792,552	Eyeglasses for Wireless Communications	U.S.
8,109,629	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
8,337,013	Eyeglasses with RFID Tags or with a Strap	U.S.
8,430,507	Eyewear with Touch-Sensitive Input Surface	U.S.
8,434,863	Eyeglasses with a Printed Circuit Board	U.S.
8,465,151	Eyewear with Multi-Part Temple for Supporting One or More Electrical Components	U.S.
8,500,271	Eyewear Supporting After-Market Electrical Components	U.S.
8,770,742	Eyewear with Radiation Detection System	U.S.
8,905,542	Eyewear Supporting Bone Conducting Speaker	U.S.
9,033,493	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
9,488,520	Eyewear with Radiation Detection System	U.S.
9,547,184	Eyewear Supporting Embedded Electronic Components	U.S.
9,690,121	Eyewear Supporting One or More Electrical Components	U.S.
10,060,790	Eyewear with Radiation Detection System	U.S.
10,061,144	Eyewear Supporting Embedded Electronic Components	U.S.
10,310,296	Eyewear with Printed Circuit Board	U.S.
10,330,956	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
10,345,625	Eyewear with Touch-Sensitive Input Surface	U.S.
10,359,311	Eyewear with Radiation Detection System	U.S.
10,539,459	Eyewear with Detection System	U.S.
11,086,147	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
11,204,512	Eyewear Supporting Embedded and Tethered Electronic Components	U.S.
11,243,416	Eyewear Supporting Embedded Electronic Components	U.S.

11,326,941	Eyewear with Detection System	U.S.
11,513,371	Eyewear with Printed Circuit Board Supporting Messages	U.S.
11,536,988	Eyewear Supporting Embedded Electronic Components for Audio Support	U.S.
11,630,331	Eyewear with Touch-Sensitive Input Surface	U.S.
11,644,361	Eyewear with Detection System	U.S.
11,644,693	Wearable Audio System Supporting Enhanced Hearing Support	U.S.
11,733,549	Eyewear Having Removable Temples That Support Electrical Components	U.S.
11,762,224	Eyewear Having Extended Endpieces to Support Electrical Components	U.S.
11,803,069	Eyewear with Connection Region	U.S.
11,829,518	Head-worn Device with Connection Region	U.S.
ZL200510067143.5	Radiation Detection System for Eyewear and Other Products	China

Additionally, we have acquired the exclusive rights to 11 registered trademarks and applications as follows:

Trademark	Trademark Number	Status	Jurisdiction
LUCYD	UK00003258030	Registered	UK
Lucyd Lens	UK00003258093	Registered	UK
Lucyd Loud	UK00003400531	Registered	UK
Upgrade your eyewear	UK00003400579	Registered	UK
GaaS	UK00003451728	Registered	UK
Vyrb	UK00003477240	Registered	UK
Lyte	UK00003526151	Registered	UK
Upgrade your eyewear	Application No. 90/407,646	Application	US
LUCYD	Application No. 90/407,723	Application	US
Lyte	Application No. 90/381051	Application	US
Vyrb	Application No. 90/820713	Application	US

Material Agreements

License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd.

On April 1, 2020, we entered into an exclusive, worldwide license agreement with Lucyd Ltd. for all fields of use of the Lucyd® brand, and the associated intellectual property and assets (the “License Agreement”). We were founded by Lucyd Ltd., the inventor and licensor of the technology that our products are based upon, which is a portfolio company of Tekcapital, our largest stockholder. The License Agreement is a royalty-free, fully paid up, perpetual license, for the exclusive use of the following assets:

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

Cobranded License Agreements

On September 28, 2022, we entered into a multi-year global licensing agreement with Nautica Apparel, Inc., which became effective July 1, 2022. Pursuant to this agreement, we received a license to utilize the global lifestyle brand Nautica® for our smart eyewear products. We launched the first line of cobranded Nautica® Powered by Lucyd sport lifestyle audio glasses in January 2024.

On December 23, 2022, we entered into a multi-year global licensing agreement with Authentic Brands Group, which became effective October 1, 2022. Pursuant to this agreement, we received a license to utilize the outdoor brand Eddie Bauer® for our smart eyewear products. We plan to launch a cobranded line of Eddie Bauer® Powered by Lucyd smartglasses later in 2024.

On June 12, 2023, we entered into a multi-year global licensing agreement with Authentic Brands Group, which became effective April 1, 2023. Pursuant to this agreement, we received a license to utilize received a license to utilize the iconic athletic brand Reebok® for our smart eyewear products. We plan to launch a cobranded line of Reebok® Powered by Lucyd smartglasses later in 2024.

The aforementioned agreements require us to pay royalties based on a percentage of net retail and wholesale sales, and also require guaranteed minimum royalty payments. The agreements have base terms of 10 years but are cancellable at our option during the fifth year.

Sales Representation Agreement

On March 4, 2021, we entered into a commission-only, sale representation agreement with D. Landstrom Associates, Inc. for prospecting wholesale relationships with Walmart, Target, and Best Buy stores in the United States (the “Representation Agreement”). The Representation Agreement provides for D. Landstrom to act as our commission-based manufacturer’s representative, with the exclusive right to solicit offers on behalf of us to purchase our products in the United States, for the named big box stores. The term of the Representation Agreement is five years, and the contract may be terminated for “good cause” with 90 days’ notice by either party. Upon termination, commissions of orders procured will extend 180 days beyond the termination date. Thus far, the Representation Agreement has resulted in a successful launch of the Company’s products on BestBuy.com.

Proprietary Software Sharpens our Competitive Edge

Lucyd App

The Lucyd app was launched in April 2023 to provide voice access to ChatGPT in Lucyd eyewear. This is a simple and powerful app that provides significant new AI functionality to our glasses at no additional cost to the user, differentiating our products from other smart eyewear. The app also sports a powerful visual interface for interacting with ChatGPT in a variety of ways.

Additional functionalities are planned for the Lucyd app, such as the ability to hear topic-specific newsfeeds, and access audiobook and music content through voice commands. Additionally, the Company plans to add typical headphone app features such as sound mixing, warranty registration, and customization of button mappings. The Lucyd app, in addition to being an onramp into AI, is planned to be a “gearbox” for Lucyd eyewear to allow further user customization of the product experience.

Although we plan to continue to provide the app for free to glasses customers, we plan to add a Pro version of the app which will be a paid subscription, and free use given to glasses customers will be time limited to 6-12 months, after which the user will need to pay a nominal monthly fee for unlimited access to GPT (and potentially other AI services in the future). We believe this will enable a new software revenue stream for the business and allow us to capture revenue from users of other hearables such as Apple Airpods that want an audio interface for ChatGPT.

Vyrb™ Social Audio App

We believe smart eyewear, along with other wearables, has the potential to be a more convenient and ergonomic onramp to social media than smartphones and PCs. While digital assistants, once enabled, can provide the basis for this interaction, we believe that the ability to receive and send social media posts with an individual’s voice may greatly enhance ease of use of these platforms on the go. To facilitate this, we have been developing Vyrb, our full stack social media application that enables the user to receive and send posts through Lucyd Lyte smart glasses with an individual’s voice. The beta application launched in December 2021, and the full release is anticipated for 2024 once additional improvements to the user experience are completed. At or soon after this time, advertising and monetization features will be introduced into the app to make it a new revenue stream for our business.

Vyrb enhances the utility of current and future Lucyd Lyte glasses by enabling users to be untethered from their smartphones, yet still be able to hear and make social media posts. A goal of our products is to free our customers from other technologies. As such, we are designing Vyrb with a transparent, voice-centric interface, so that as soon as our customers can say “OK Google,” they are connected to a world of engaging audio content and have the ability to create audio posts and messages. We believe social interaction via smart eyewear will be instrumental in bringing new, youthful customers to our company.

The Product and Market for Vyrb

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

Employees

As of December 31, 2023, we had 11 full time employees, spread over business development, marketing, finance, sales, app design, support and frame design. Employees are supported by a number of consultants, including two frame designers and five independent sales representatives.

Other Information

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

Item 1A. Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in detail below and the other reports and documents filed by us with the SEC.

Risks Related to our Business, Strategy and Industry

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

●	We have a history of losses, and we may be unable to achieve or sustain profitability.

●	The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.

●	We have limited experience in scaling a smart eyewear business. If we are unable to manage our expected growth effectively, our brand, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.

●	Increases in component costs, shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain; factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.

●	We currently derive all of our revenue from sales of our glasses. A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operation.

●	We face significant risks due to our dependency on foreign supply and manufacturing chains, geopolitical and economic changes, and changes in public perception about internationally sourced and manufactured products.

●	We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

●	If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

●	If we fail to successfully launch or after we launch receive sufficient revenue from our cobranded collections with Nautica, Eddie Bauer, and Reebok, our business, financial condition, and results of operations would be harmed.

●	Eyeglasses are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturer or optical laboratory, to obtain and maintain the necessary marketing authorizations for our products could have a material adverse effect on our business.

●	Our profitability and cash flows may be negatively affected if we are not successful in managing our supply chain and customer demands for product deliveries.

●	If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.

●	We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.

●	Our multichannel channel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive.

●	We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

●	A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operations.

●	We could be adversely affected by product liability, product recall or personal injury issues.

Risks Related to our Intellectual Property

●	We license some of our technology from Lucyd Ltd., the largest stockholder of the Company, and our inability to maintain this license could materially affect our business, financial condition, and operating results.

●	Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.

●	We may incur costs to defend against, face liability or for being vulnerable to intellectual property infringement claims brought against us by others.

Risks Related to Our Dependence on Third Parties

●	We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.

●	Our projects could be hindered due to our dependence on third parties to complete many of our contracts.

●	We depend on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control; and, as we grow, the cost of acquiring new customers may continue to rise and become uneconomical.

Risks Relating to Our Business, Strategy and Industry

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum stock price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum stock price requirement, or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

On August 4, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, for a period of 30 consecutive business days, we failed to maintain a minimum closing bid price of $1.00 as required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until January 31, 2024, to regain compliance. On February 1, 2024, the Company received a letter (the “Extension Notice”) from Nasdaq notifying the Company that it had been granted an additional 180-day period, or until July 30, 2024, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

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

We had a net loss of $6,616,791 for the year ended December 31, 2023, and a net loss of $5,681,833 for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $16,922,778. Because we have a limited operating history it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able become or increase our profitability.

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

We have limited experience in the smart eyewear space. If we are unable to manage our growth effectively, our brand “Lucyd” and our financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.

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

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S., and China. Our contract manufacturers purchase and provide many of these components on our behalf, including sun lenses, demo lenses, hinge and chip sets and other electronic components, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and may preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited in certain situations. In the event of a component shortage or supply interruption from suppliers of these components, we may experience supply chain delays. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship our products to our customers.

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

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, and limit our ability to procure timely delivery of supplies or finished goods and services. We face additional risks related to the manufacturing facility we contract with in China and suppliers in China, including port of entry risks such as longshoremen strikes, import restrictions, foreign government regulations, trade restrictions, customs, and duties.

We source components from suppliers located in China. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. There remains to be uncertainty as to whether there will be, and the resulting impacts of, any changes to U.S. government trade policy. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. While it is too early to predict how the current and future China tariffs will impact our business, our financial results may also be impacted by any resulting economic slowdown. The Company has researched alternate manufacturing solutions outside of China and believes it can shift production elsewhere if necessary.

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

Furthermore, increases in compensation, wage pressure, and other expenses for our employees may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs may increase our cost of products sold or selling, general, and administrative expenses. Our competitive price model and pricing pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations. The Company sells prescription upgrades at an approximate 35% profit margin, which can increase our margin exposure in the event of defective returns, and render returned pairs unsellable due to the original lenses being removed. As of January 2024, the Company’s return policy was updated to prohibit discretionary returns of prescription lenses, which we believe will reduce the impact of lens returns on our margins. Lens upgrades remain an important driver of sales and increased AOV (average order value), and the Company is continuously working to keep customer satisfaction high with this offering to keep the returns as low as possible.

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

The growth of our business is dependent upon our ability to continue to grow by cost-effectively retaining our existing customers and adding new customers. To a high degree, we rely on word of mouth to increase revenue. We also rely on the use of influencers which are expensive and may not provide the anticipated return on investment. Although we believe that many customers originate from word-of-mouth and paid and non-paid referrals, we expect to continue to expend resources and run marketing campaigns to acquire additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base, or fail to retain customers, our net revenue will grow slower than expected or decline.

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

Our number of customers may decline materially or fluctuate as a result of many factors, including, among other things:

●	the quality, consumer appeal, price, and reliability of products and services offered by us;

●	intense competition in the optical retail industry by better financed participants;

●	negative publicity related to our brand or brand influencers; and

●	customer dissatisfaction with changes we make to our products and services.

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

We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason and receive a full refund for frames (prescription lenses excluded) within the first 7 days for sales made through our website, 30 days for sales made through Amazon, and 30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns). At the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Historically, we have experienced higher return rates on glasses with prescription lenses compared to glasses with non-prescription lenses, due to instances of improperly cut prescription lenses. If we experience a substantial increase in refunds, our cancellation reserve levels might not be sufficient and our business, financial condition, and results of operations could be harmed. However, updates to the Company’s prescription lens return policy in January 2024, as mentioned above, is expected to support a reduction in excessive lens costs. Additionally in January 2024, the Company instituted a standard $15 restocking fee for standard frame returns, which is deducted from applicable refunds to cover shipping and restocking costs.

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

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to accurately forecast and achieve net revenues and appropriately plan our expenses;

●	changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;

●	the effectiveness of our internal controls;

●	the early-stage nature of our business and the need to scale our operations; and

●	our ability to introduce our new cobranded products and product upgrades.

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

If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any additional debt could include restrictive covenants that restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, and we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

The occurrence of any of these foregoing risks could adversely affect our business, financial condition, and results of operations and expose us to unknown risks or liabilities.

If we fail to successfully launch or after we launch receive sufficient revenue from our cobranded collections with Nautica, Eddie Bauer, and Reebok, our business, financial condition, and results of operations would be harmed.

We believe that the launch of our cobranded collections with Nautica, Eddie Bauer, and Reebok will grow our brand and company due to the global renown of those partners. If we are unable to successfully launch these cobranded collections, we may not be able to grow as currently anticipated and may be required to shift our current business plans.

Even if we are able to successfully launch our cobranded collections with Nautica, Eddie Bauer, and Reebok, there is no guarantee that we will receive sufficient revenue to pay the licensing fees that would be owed to Nautica, Eddie Bauer, and Reebok. Specifically, we minimally owe $14,171,210 over the next ten years in licensing fees. If we are not able to successfully market and sell our cobranded products, we will not receive sufficient revenue to pay the licensing fees and would need to use the proceeds from our other products to pay the fees.

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

Risks Related to Intellectual Property

We license some of our technology from Lucyd Ltd., the largest stockholder of the Company, and our inability to maintain this license could materially affect our business, financial condition, and operating results.

Some of our current intellectual property is licensed from Lucyd Ltd., the largest stockholder of the Company, pursuant to a license agreement we entered into with Lucyd Ltd. on April 1, 2020 (the “License Agreement”). Pursuant to the License Agreement, we acquired an exclusive, worldwide license that is royalty-free, fully paid up, and perpetual license for the exclusive use of certain assets of Lucyd Ltd. related to Innovative Eyewear current products and trademarks. There can be no assurance that the license will not be terminated by Lucyd Ltd. and if we are unable to continue to license the technology (because of, for example, intellectual property infringement claims brought by third-parties against us or against Lucyd Ltd.) then our business, financial condition and operating results would be adversely affected. Please see “Business—Material Agreements” for a more complete description of the License Agreement.

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

Our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an epidemic, or other interruption at a particular location.

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

We currently have General Liability and Product Liability policies covering our business. These policies may not provide sufficient coverage in the face of significant claims or multiple claims. Claims exceeding our insurance coverage could create significant increases in internal costs. This could even have a material adverse effect on our business, financial condition, and operating results.

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

If we license an intellectual property (IP) from a company, there can be no assurance that we will be able to profitably manage this intellectual property or successfully integrate a new business unit without substantial costs, delays or other operational or financial problems. There can be no assurance that the IP we acquire in the future will achieve anticipated revenues and earnings. Additionally:

●	the key personnel operating the acquired IP may decide not to work with us;

●	we may be unable to maintain uniform standards, controls, procedures, and policies among acquired IPs;

●	we may be unable to successfully implement infrastructure, logistics and systems integration;

●	we may be held liable for legal claims (including environmental claims) arising out of activities of the acquired IP prior to our acquisitions, some of which we may not have discovered during our due diligence, and we may not have indemnification claims available to us or we may not be able to realize on any indemnification claims with respect to those legal claims;

●	we will assume risks associated with deficiencies in the internal controls of acquired IPs;

●	we may not be able to realize the cost savings or other financial benefits we anticipated; and

●	our ongoing business may be disrupted or receive insufficient management attention.

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

The market price of our common stock is highly volatile, and since our initial public offering in August 2022, the market price of our common stock has ranged from $0.37 to $7.00 per share. The market price of our securities could be subject to wide fluctuations in response to a variety of factors, which include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

In the ordinary course of business, we receive, process, use, and store digitally large amounts of data, including customer data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to us and our business operations. To this end, we have implemented policies designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot provide absolute assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

Our cybersecurity program is managed by our executive management team, including our Chief Executive Officer and Chief Technology Officer, and includes mechanisms, controls, technologies, systems, policies, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. We consult with and received analysis reports from a cybersecurity advisor, and generally rely upon outside advisors and experts to assist us with assessing, identifying, and managing cybersecurity risks.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Company intends to provide the Board of Directors with periodic updates on cybersecurity and information technology matters and related risk exposures from management.

All customer and app user information is stored directly within Shopify, Amazon Seller, and Amazon Web Services platforms, which provide market-leading data security for their centralized servers. On occasion, limited amounts of customer information such as names and emails are exported from these systems solely for the purposes of accounting and filings, and is never shared outside of the Company and its contracted accounting consultants, which are under confidentiality agreements. Highly sensitive customer payment information is generally never revealed to the Company in any capacity and is hidden by payment processors for security purposes, with the sole exception being some wholesale accounts who provide written or digital copies of credit card information for payment processing on agreed upon terms. Such information is secured on locked Company computers and never distributed.

Item 2. Properties.

Our executive offices are located at 11900 Biscayne Blvd., Suite 630, North Miami, Florida 33181. Our executive offices are provided to us by Tekcapital. We consider our current office space adequate for our operations.

Prior to February 1, 2022, we were provided with rent-free office space by Tekcapital pursuant to the terms of a management service agreement. Effective February 1, 2022, the management services agreement was amended such that (among other things) the office space provided by Tekcapital is no longer rent-free. Tekcapital now bills us for an allocation of rent paid by Tekcapital on our behalf. Our agreement with Tekcapital does not stipulate a specific end date, and can be terminated with 30 calendar days written notice by any party.

Item 3. Legal Proceedings.

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

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

Holders

As of December 31, 2023, the approximate number of holders of record of our common stock was 3,780 and the closing price of our common stock was $0.42 per share. As of December 31, 2023, the approximate number of holders of record of our Warrants was 1 and the closing price of our Warrants was $0.05 per Warrant.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2023.

Purchases of Securities by the Issuer and Affiliated Purchasers

On April 12, 2023, an individual cashlessly exercised of 300,000 stock options and received 85,638 shares of common stock.

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

Overview

We develop and sell cutting-edge smart eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering vision correction and protection. Our flagship product, Lucyd Lyte, enables the wearer to listen to music, take and make calls, and use voice assistants and ChatGPT to perform many common smartphone tasks hands-free.

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

Since the initial launch of Lucyd Lyte in 2021, we have sold thousands of our smartglasses, and have significantly upgraded and expanded our product offerings – including the launch of Lucyd Lyte 2.0 and Lyte XL smartglasses in 2023, and most recently with the launch of the Nautica® Powered by Lucyd smart eyewear collection in January 2024. We plan to further expand our product offerings through the launch of new cobranded collections with Eddie Bauer and Reebok later in 2024.

All of our products are designed in Miami, manufactured in Asia, and currently sold through two major types of channels:

1.	E-commerce – primarily via our website (Lucyd.co) and Amazon.com, as well as through Walmart.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, and eBay; and,

2.	A growing network of retail stores, including independent eyewear stores and national eyewear chains – we currently have approximately 350 retail stores selling our products (across just over 300 unique wholesale accounts), and are continually working to expand our network.

We apply a manufacturer suggested retail price (“MSRP”) of $149 – $199 for non-prescription, polarized sunglass, and blue light blocking glasses across all of our online channels, with our wholesale pricing offering volume discounts to these prices. Please refer to discussion in the Components of Results of Operations for more details regarding our pricing structure.

We view our business model as capital light, as we have elected not to build our own manufacturing facilities and Company-owned retail distribution, but rather contract with existing sources of production and proven consumer-facing retail distribution.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores. To address this, we have assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently offer an expansive line of 29 different styles and several accessories, and are in the process of expanding our product offerings to include cobranded eyewear with well-known brands like Nautica, Eddie Bauer, and Reebok. In total, the Company expects to offer 38 total smart eyewear SKUs across these brands and Lucyd by the end of 2024.

During 2023, we added approximately 136 new wholesale accounts, primarily independent optical stores.

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. Additionally, we consistently incorporate retail partner feedback directly into our frames to better serve our end users. As of December 31, 2023, 45 display systems have been deployed so far to retailers.

Investing in business growth

We believe that people care about what they wear on their faces, and because we understand that customers have diverse preferences about the shape, size, and design of their eyewear, we aim to continuously invest in the design and development of new models in an effort to provide the consumer with a wide selection of styles, colors, and finishes.

We are offering a strong co-op marketing program with retail stores, and intend to expand our sales, marketing, and brand ambassador teams to broaden our brand awareness and online presence.

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have approximately 350 retail stores selling Lucyd Lyte primarily in the United States and Canada, across just over 300 unique wholesale accounts. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2024.

Customer Ratings (B2C)

The Lucyd Lyte version 2.0 product is receiving higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality, and build quality. Many of our version 2.0 variants carry a 4.0/5 rating or higher, compared to most products with an approximate 3.5/5 rating from our previous collection. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of December 31, 2023, we had over 20,000 cumulative total orders from customers online since inception, up from a cumulative total of approximately 12,000 as of December 31, 2022. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Net Revenue

Our revenue is generated from the sales of prescription and non-prescription optical glasses and sunglasses, and shipping charges associated with these purchases, which are charged to the customer. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com.

Our newest flagship Lucyd Lyte XL brand frames are priced at $179 on acetate models and $199 on titanium models for non-prescription glasses across all of our online channels.

When adding a prescription lens upgrade to our glasses on the Lucyd.co website, the price can increase from between $40 for a basic clear prescription lens, all the way up to $500 for our proprietary Blueshift Polarized transitional blue light lenses in a progressive format. Glasses with prescription lenses are provided by the Company through our website Lucyd.co, while our sales through Amazon and to our e-commerce partners only include non-prescription glasses (with rare exceptions, such as a reseller ordering a customized unit for display purposes).

U.S. consumers enjoy free USPS first class postage, with faster delivery options available for extra cost, for sales processed through our website. For Amazon sales, shipping is free for U.S consumers while international customers pay shipping charges. Any costs associated with fees charged by the online platforms (Shopify for our Lucyd.co website and Amazon.com) are not recharged to customers. We charge applicable state sales taxes for online channels and all other marketplaces on which sell.

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

When consumers place their orders directly on our online store, we save approximately 12% - 15% on marketplace fees, compared to when consumers place their orders directly from third-party platforms like Amazon and eBay.

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

Gross Profit and Gross Margin

We define gross profit as net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin may fluctuate in the future based on a number of factors, including the cost at which we can obtain, transport, and assemble our inventory, the rate at our vendor network expands, and how effective we can be at controlling costs in any given period.

We anticipate our cost of goods sold, on a per unit basis, will decrease with scale, and this will likely have a positive impact on our gross margins.

Gross margins in 2022 and the first half of 2023 were adversely impacted by supply chain challenges with our previous manufacturer. We received a high number of defective frames in 2022 despite our rigorous inspection procedure, which involves a third-party inspection agency reviewing 100% of new units as they come off the production line, and testing every pair of glasses for sound quality and basic functionality. Despite this, a large number of inaccurately-tested frames made it to our customers, precipitating a large number of replacement units and lenses which negatively impacted margins. To address this problem, we immediately underwent a new manufacturer search program in 2022 which we believe yielded two higher-quality factories, that are now producing all of our glasses to a higher quality standard. These issues were resolved and remediated by the end of the second quarter of 2023, and we do not expect such impacts on our gross margins going forward.

Additionally, in late 2022, the cost of nearly all lenses produced by our supplier increased by approximately 10% from previous levels, which adversely impacted our gross margins in 2023; we do not anticipate similar increases in the cost of lenses in the foreseeable future.

We have numerous products at different price points which impact the gross margins on each pair sold. Although price points of Lucyd-branded frames have been reduced from their peak at the launch of the Lyte 2.0 in February 2023, while also costing slightly more to manufacture, the Company has reduced the size of discounts available, and has needed to send fewer warranty replacements due to improvements in product durability and comfort. Therefore, we do not believe the increase in cost of goods sold has a material effect on our gross margins year over year.

Operating Expenses

Our operating expenses consist primarily of:

●	general & administrative expenses that include primarily consulting and payroll expenses, IT & software, legal, and other administrative expenses;

●	sales and marketing expenses including cost of online and TV advertising, marketing agency fees, influencers, trade shows, and other initiatives;

●	related party management fees for a range of back-office services provided by Tekcapital LLC; and

●	research and development expenses related to (i) development of new styles and features of our smart eyewear, (ii) development and improvement of our e-commerce website, and (iii) development of our Vyrb social media app for wearables.

Interest and Other Income, Net

Interest and other income, net, primarily includes interest, dividends, and investment returns from our investments in money market funds and U.S. Treasury bills, and interest expense paid on convertible note loan due to Tekcapital (which was repaid in full in February 2023).

Provision for Income Taxes

Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.

Results of Operations

Years Ended December 31, 2023 (“current year”) and December 31, 2022 (“prior year”)

	Year ended December 31, 2023		Year ended December 31, 2022		Change between the year ended December 31, 2023 and 2022
Revenues, net	$1,152,479	100%	$659,788	100%	$492,691	75%
Less: Cost of Goods Sold	(1,271,808)	110%	(716,077)	109%	(555,731)	78%
Gross Deficit	(119,329)	-10%	(56,289)	-9%	(63,040)	112%

Operating Expenses:
General and administrative	(3,886,960)	337%	(2,796,669)	424%	(1,090,291)	39%
Sales and marketing	(2,047,069)	178%	(2,059,012)	312%	11,943	-1%
Research & development	(662,184)	57%	(524,692)	80%	(137,492)	26%
Related party management fee	(140,000)	12%	(140,000)	21%	-	0%
Total Operating Expenses	(6,736,213)	584%	(5,520,373)	837%	(1,215,839)	22%

Other Income (Expense)	195,150	-17%	-		195,150	n/m
Interest Expense	(3,036)	0%	(105,171)	16%	102,135	-97%
Total Other Income (Expense), net	192,114	-17%	(105,171)	16%	297,285	-283%

Net Loss	$(6,663,428)	578%	$(5,681,833)	861%	$(981,595)	17%

Revenue

Our revenues for the year ended December 31, 2023, were $1,167,479, representing an increase of approximately 77% as compared to revenues of $659,788 during the year ended December 31, 2022.

The increase in revenue was primarily attributable to the combination of higher unit volumes, favorable channel mix as described more fully below, and a larger number of styles available in 2023. These positive factors were partially offset by significant discounts offered during the current year in order to help drive unit sales and grow our market share. Key competing products dropped their prices to or below the price point of Lucyd frames during temporary and extended discount sales; to help respond to the ramp-up in the competition’s discounts, we introduced several promotions in 2023 to support our continued market share growth. The imminent diversification of our products with the new cobranded Powered by Lucyd lines (including Nautica, which launched in January 2024, and Eddie Bauer and Reebok, which are expected to launch later in 2024) is expected to reduce the need for discounting to support customer acquisition in the future, due to the global renown of our partner brands.

Overall, we believe that the significant increase in revenues in the current year is reflective of the high quality and cutting-edge technology of our Lucyd Lyte 2.0 and Lyte XL smartglasses, and our investment in marketing to grow our brand and our company.

For the year ended December 31, 2023, approximately 47% of sales were processed on our online store (Lucyd.co), 33% on Amazon.com, and 20% with reseller partners. This product mix represents the fact that the e-commerce channels have grown more rapidly than our wholesale business. This sales channel mix positively impacted our revenue for the current year as compared with the prior year, due to the fact we charge additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the year ended December 31, 2023, we generated $978,405 of revenue from sales of non-prescription frames and accessories, and $189,074 from sales of frames with prescription lenses. All of the $384,293 in sales generated on Amazon.com during the current year were for non-prescription frames and accessories, as we only offer prescription lenses through our website and our optical store partners. Of the $554,060 in online sales generated through Lucyd.co, $189,074 was related to frames with prescription lenses and $364,986 was related to glasses with non-prescription lenses. E-commerce sales are the most material portion of our sales to date since inception.

For the year ended December 31, 2022, approximately 32% of sales were processed on our online store (Lucyd.co), 38% on Amazon.com, and 30% with reseller partners. For the year ended December 31, 2022, we generated $579,214 of revenue from sales of non-prescription frames and accessories and $80,574 was generated from sales of frames with prescription lenses. All of the $252,799 in sales generated on Amazon.com during the prior year were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $208,447 in online sales generated through Lucyd.co, $80,574 related to frames with prescription lenses and $127,873 of glasses sold were with non-prescription lenses. E-commerce sales are the most material portion of our sales to date since inception.

Over time, we expect that the online portion of our sales will gradually decrease on a percentage basis but remain an important component of our total sales as we onboard more retail stores. We currently have a retail store presence in approximately 350 stores, up from over 250 stores as of December 31, 2022. We anticipate that a partnership with a major eyeglass distributor will substantially increase our wholesale sales.

Cost of goods sold

Our total cost of goods sold increased to $1,240,171 for the year ended December 31, 2023, as compared to $716,077 for the year ended December 31, 2022. This increase was primarily driven by higher volumes of products sold during the current year.

This increase was primarily driven by increased cost of lenses and frames largely as a result of higher volumes of products sold in the current year. The increase in the cost of lenses was also driven by (i) a 10% increase in the production cost of lenses sourced through supplier in late 2022, and (ii) the introduction of our new proprietary Blueshift premium lenses in August 2023, which are more expensive than other lenses to produce. Cost of goods sold was also impacted by sales channel mix, as a higher relative proportion of our sales in the current year were through our online store (Lucyd.co), and the cost of prescription lenses attributable to this channel increased our cost of goods sold while not impacting cost of goods sold for sales realized through Amazon or retail store partners. Also contributing to the increase in cost of goods sold in the current year were replacement products provided to customers free of charge (which could be due to warranty, improperly cut prescription lenses, or improperly fitting frames), and about 500 product samples distributed as promotional and content generation pieces to influencers, investors, online and traditional media, and other press outlets for the purpose of gaining various forms of brand awareness, investor interest, and site traffic.

We believe our product margins are competitive relative to other smartglasses. This provides ample margins to support the higher cost of customer acquisition for an emerging product category. Our relationship with a new supplier with lower cost of goods than our main supplier has enabled us to plan to launch the Reebok and Smart Safety lines at even more competitive prices than our current offering.

Smart eyewear is a highly specialized product that has the combined specifications and component requirements of a wireless Bluetooth headset and optical eyewear in one, meaning it is expensive to manufacture in small quantities of a few thousand at a time. As demand and awareness for smart eyewear continues to grow, the Company expects that its per unit cost will decrease as its order volumes increase and we realize economies of scale.

Key components of cost of goods sold for the year ended December 31, 2023 included, but were not limited to, the cost of frames of $756,795, which was made much larger due to the high number of warranty replacements for product flaws which have since been eliminated. Cost of prescription lenses incurred with our third-party vendor of $271,229, affiliate referral fees, sales commission expense, and e-commerce platform fees of $190,326, and quality assurance costs related to our products sold of $13,100. Out of our total cost of goods sold for the year ended December 31, 2023, $271,229 related to orders with prescription lenses, while $969,064 pertained to non-prescription orders.

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

We anticipate growth in both wholesale and e-commerce channel sales in 2024. We also expect corresponding growth in total cost of goods sold, primarily from additional product related costs. As we continue to refine our SKU mix with sales data, we anticipate reducing our unit costs by reducing the variety of SKUs produced per product line compared to the past, to focus only on the highest volume styles. Additionally, we have been informed by key suppliers that significant price reductions over 10% are possible as we continue to scale our production quantities.

Gross profit (deficit)

Our gross profit was negative $72,692 for the year ended December 31, 2023, as compared to negative $56,289 for the year ended December 31, 2022. This decrease was primarily driven by the factors outlined above.

We expect gross profit for the fiscal year ending December 31, 2024, to improve, primarily due to economies of scale from large, anticipated orders. As we expect retail stores to eventually become our primary sales channel as we onboard new stores, we also expect our overall gross margin to improve, since no e-commerce platform fees or prescription lens costs apply in wholesale channels.

Operating expenses

Our operating expenses increased by 22% to $6,736,213 for the year ended December 31, 2023, as compared to $5,520,373 for the year ended December 31, 2022. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by 39% to $3,886,960 for the year ended December 31, 2023, as compared to $2,796,669 for the year ended December 31, 2022. This increase was primarily attributable to (i) an increase of approximately $560,000 in employee-related costs, resulting from increases in our staffing and new employment agreements entered into with executives, (ii) increased costs associated with being a publicly-traded company, including directors’ remuneration, insurance expense, public and investor relations, and filing fees, which altogether resulted in an increase in expense of approximately $430,000, (iii) higher license costs, which increased approximately $146,000, and (iv) and increase in depreciation and amortization expense of approximately $53,000. These increased expenses were partially offset by recoveries of bad debts, and lower costs related to consultants and other outside service providers.

Sales and marketing expenses

Our sales and marketing expenses were essentially flat year-over-year at $2,047,069 for the year ended December 31, 2023, as compared with $2,059,012 in the prior year.

During the first quarter of the current year, we temporarily paused and postponed our marketing spending while we restructured our e-commerce business, and management made a tactical decision to preserve a significant portion of our marketing budget for later in the year, in order to better align the timing of marketing spending with major new product launches and thus maximize impact. Our overall actual spending on advertising and promotions in 2023 increased significantly over prior year, particularly in the areas of spending on paid ads on websites and social media platforms, as well as spending on influencers, but was largely offset by the reversal of approximately $309,000 of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired during the current year without ever having vested, as the related performance conditions (sales quotas) for those awards were not met.

We anticipate our marketing costs to increase in 2024 as we continue to invest in and build our brand, expand the number of e-commerce platforms on which we sell our products, invest in retail store co-op marketing programs and displays to help educate in-store customers about our products, and increase our brand’s physical presence and role in the eyewear industry.

Related party management fee

Our related party management fee was $140,000 for each of the years ended December 31, 2023 and 2022, based on the terms of the management services agreement between us and Tekcapital.

Research and development costs

Our research and development costs increased by 26% to $662,184 for the year ended December 31, 2023, as compared with $524,692 the year ended December 31, 2022.

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

Liquidity and Capital Resources

Cash Flow Data:

	Year ended December 31, 2023	Year ended December 31, 2022
Net cash flows from operating activities	$(5,766,303)	$(3,224,418)
Net cash flows from investing activities	(198,753)	(219,951)
Net cash flows from financing activities	6,661,394	6,955,751
Net Change in Cash	$696,338	$3,511,382

Operating Activities

Net cash flows used in operating activities for the years ended December 31, 2023 and 2022 are primarily reflective of our net losses, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, research and development, and various costs associated with being a publicly-traded company. Additionally, our operating asset levels grew significantly during 2023 as we have procured additional inventory to position us for future anticipated sales growth.

Investing Activities

During the current year, the Company used low-risk bonds and similar investment instruments for the purpose of earning interest on its cash balance. The Company also continued to invest in its growing intellectual property portfolio, making expenditures to file for various new patents.

Financing Activities

Net cash flows provided by financing activities for year ended December 31, 2023 are mainly driven by the various capital-raising activities undertaken during the current year, including our second public offering completed in June 2023 and exercises of warrants by stockholders earlier in the year, partially offset by repayment of advances and convertible debt to related parties.

Net cash flows provided by financing activities for the year ended December 31, 2022 are mainly driven by our initial public offering completed in August 2022, and, to a lesser extent, by net proceeds from related party borrowings through convertible debt.

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

The net proceeds received by the Company from this offering amounted to $6,189,734. We used the proceeds from this offering primarily on (i) sales and marketing, (ii) expanding our inventory, (iii) updating and developing our in-store displays, (iv) developing new smart eyewear styles and sizes, as well as further development and commercialization of the Vyrb app, and (v) working capital and other general corporate purposes.

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

The net proceeds received by the Company from this offering amounted to $4,115,688. We intend to use the net proceeds of this offering primarily for working capital and general purposes.

New Convertible Loan Note

Effective March 1, 2024, the Company issued a convertible note to Lucyd Ltd., the largest stockholder of the Company, for up to $1,250,000 that bears interest at 10% per annum, which includes the option to convert the debt into the Company’s common stock at market price. The note can be converted into shares of common stock of the Company upon the occurrence of certain events, as defined in the note, or for any reason at the sole discretion of Lucyd Ltd. The note has a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest is payable in full. As of the date of this Annual Report on Form 10-K, we have not borrowed any amounts under this convertible note.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents (including the proceeds from the aforementioned second public offering and proceeds received from investors’ exercises of warrants), plus planned capital-raising activities will be sufficient to fund our operations for at least the next twelve months.

However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. Current geopolitical and macroeconomic factors have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, we recorded an inventory prepayment in the amount of $323,520 and $197,750, respectively, related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

●	The expected term of the stock options was estimated based on the simplified method as allowed by Staff Accounting Bulletin 107 (SAB 107).

●	The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted, using stock prices of comparably profiled public companies.

●	The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

●	For options granted after our initial public offering on August 17, 2022, the fair value of common stock used in the option pricing model is based on the quoted market price of our common shares on the NASDAQ stock exchange.

●	For options granted prior to our initial public offering, the fair value of common stock used in the option pricing model was determined using the most recent price paid by independent investors through a Regulation Crowdfunding (“CF”) securities offering undertaken by the Company.

For restricted stock units, the fair value of the share-based award is based on the quoted market price of our common shares on the NASDAQ stock exchange.

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and also assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the year ended December 31, 2023, we recognized $17,500 of revenue that was included in the contract liability balance as of January 1, 2023.

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

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. If collectability of substantially all of the contract consideration is probable, our revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor, and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale distributor orders, no e-commerce fees are applicable.

Our sales do not contain any variable consideration.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. We recorded an allowance for sales returns of $25,933 and $24,897 as of December 31, 2023 and 2022, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Earnings/loss per share

We present earnings and loss per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the period as required by ASC 260-10-50. As of December 31, 2023 and December 31, 2022, all shares underlying the related party convertible debt and common stock options were excluded from the earnings per share calculation, due to their anti-dilutive effect.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2023.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 has not been audited by our auditors, Cherry Bekaert LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our board of directors, our executive officers, and some of our key employees.

Name	Age	Position
Harrison R. Gross	31	Chief Executive Officer and Director
Konrad Dabrowski	41	Chief Financial Officer
David Eric Cohen	51	Chief Technology Officer
Kristen Mclaughlin	51	Director
Louis Castro	65	Director
Olivia C. Bartlett	65	Director

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

Kristen Mclaughlin has served as one of our directors since August 2021. Ms. Mclaughlin has 25 years’ experience launching, managing and developing products in the eyewear, accessories, cosmetics and skincare industries. Kristen is currently the Director of Marketing at Tura, Inc., a leading eyewear design and distribution company based in New York City, a position she has held since October 2021. From March 2019 to April 2020, Ms. Mclaughlin served as the Global Marketing Director at DePasquale Companies, a skincare, hair care and cosmetics manufacturer, where she led the global marketing strategy and new product development. Prior to her employment at DePasquale Companies, from March 2000 to January 2019, Ms. Mclaughlin was employed at Silhouette International, an eyewear manufacturer, where she served as the Director of Marketing: Eyewear Manufacturer, Regional Sales Manager, and Brand Manager: Daniel Swarovski Crystal Eyewear. While at Silhouette International, Ms. Mclaughlin led the company’s brand portfolio in the U.S. and its brand direction, product development and campaign content. She has a BS and MBA from Ramapo College of New Jersey. Ms. Mclaughlin is well qualified to serve as a director due to her substantial experience in the eyewear industry and her experience in brand and product development.

Louis Castro has served as one of our directors since August 2021. Mr. Castro is an experienced public company director and chartered accountant. Mr. Castro is currently on the board of directors of the following public companies: (1) Tekcapital, where he has been a director since December 2019, (2) Orosur Mining Inc. (TSX-V & AIM:OMI), a company exploring for minerals in South America, where he has been chairman of the board since April 2020, (3) Tomco Energy plc (LON:TOM), an oil exploration and technology company, where he has been a director since April 2021, and (4) Veteran Capital Corp. (TSX-V:VCC), a capital pool company, where he has been a director since January 2021. From September 2012 to June 2016, Mr. Castro was a director and, from September 2014 to June 2016 served as the Chief Financial Officer, of Eland Oil & Gas plc, a Nigerian focused upstream oil and natural gas exploration and production company, where he was responsible for the company’s finance, legal and corporate finance activities. Prior to his employment at Eland, from May 2011 to May 2014, Mr. Castro served as Head of Capital Markets and then as Chief Executive Officer of Northland Capital Partners, an investment bank, where he was responsible for the investment banks day-to-day activities. He is a fellow of the Institute of Chartered Accountants of England & Wales, has a double degree in Engineering Production and Economics from Birmingham University and attended the Postgraduate Advanced Course in Production Management and Methods at Cambridge University. Mr. Castro is well qualified to serve as a director due to his substantial experience as a director of public companies and his distinction as chartered accountant.

Olivia C. Bartlett has served as one of our directors since August 2021. Ms. Bartlett has been in the eyewear industry for over 40 years holding various roles including optician, optical manager, marketing manager, and operations management. She is currently an optical industry consultant. Ms. Bartlett served as Chief Operation Officer of Todd Rogers Eyewear, a specialty eyewear company, from 2015 to 2021, where she managed the day-to-day operations of the company. Prior to her time at Todd Rogers Eyewear, Ms. Bartlett was the sales representative for eyewear sales in the northeast of Massachusetts for Safilo USA and REM Eyewear, both specialty eyewear companies. Additionally, Ms. Bartlett is an Adjunct Professor at Franklin Cummings Institute of Technology in Boston, Massachusetts. She is a past President (2020 – 2022) of the Opticians Association of America, a national organization representing the professional, business, educational, legislative, and regulatory interests of opticianry, where she held a board position for 12 years. Prior to that, Ms. Bartlett was President of the Opticians Association of Massachusetts, where she currently holds the position of Treasurer. Ms. Bartlett has received a number of awards through her time in the industry, including but not limited to, the 2020 Eyecare Business Game Changer Award, and the 2020 and 2018 Vision Monday Most Influential Woman Executive. Ms. Bartlett received her Massachusetts Opticians license in 1987 and is ABO certified and is an ABO certified speaker. Ms. Bartlett received her BA in Political Science from Clark University. Ms. Bartlett is well qualified to serve as a director due to her substantial experience in the optical industry.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our directors are appointed for one-year terms to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our second amended and restated bylaws.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our second amended and restated bylaws, as it deems appropriate.

Director Independence and Committees of the Board of Directors

Director Independence

Of our directors, we have determined that Mr. Louis Castro, Ms. Kristen Mclaughlin, and Ms. Olivia Bartlett are “independent” directors under NASDAQ listing standards, while Mr. Harrison Gross is not independent under such standards. We have also determined that each of the three members of the Audit Committee is “independent” for purposes of Section 10A(m)(3) of the Exchange Act and the rules promulgated thereunder and under the NASDAQ listing standards. Further, the Board has determined that each of the two members of both the Compensation Committee and the Nominating and Corporate Governance Committee is “independent” under NASDAQ listing standards.

Board Committees

We have three standing committees of the Board: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of the board committees act pursuant to a separate written charter adopted by our board of directors, each of which is available on our website at www.lucyd.co. Our board of directors may at any time or from time to time appoint certain other committees in its sole discretion as it deems necessary or appropriate to carry out its functions.

Audit Committee

The Audit Committee consists of Mr. Louis Castro (Chair), Ms. Kristen Mclaughlin, and Ms. Olivia Bartlett. The Board has determined that all of the members of the Audit Committee are “independent,” as defined by NASDAQ listing standards and by applicable SEC rules. In addition, the Board has determined that Mr. Castro is an audit committee financial expert, as that term is defined by the SEC rules, by virtue of having the following attributes through relevant experience: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves; (iii) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Ms. Olivia Bartlett (Chair) and Ms. Kristen Mclaughlin. All of the committee members are independent under applicable NASDAQ rules and regulations. The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential board members, making recommendations to the full board as to nominees for election to the board, assessing the effectiveness of the board, and implementing our corporate governance guidelines.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2023, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at www.lucyd.co.

Nasdaq Board Diversity Matrix

Board Diversity Matrix as of December 31, 2023
Total Number of Directors	4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	2
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid to our named executive officers for the fiscal years ended December 31, 2023 and 2022. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, our Chief Financial Officer, and our Chief Technology Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards(2)(3) ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
Harrison Gross,	2023	154,102	-	-	129,800	-	-	5,545	289,447
Chief Executive Officer	2022	114,758	-	-	-	-	-	-	114,758

Konrad Dabrowski,	2023	105,347	-	-	121,357	-	-	95	226,799
Chief Financial Officer	2022	105,500	-	-	-	-	-	-	105,500

David Eric Cohen,	2023	143,297	-	-	78,090	-	-	4,241	225,628
Chief Technology Officer	2022	70,270	-	-	-	-	-	-	70,270

(1)	Salary amounts shown for Mr. Cohen include $34,500 paid in 2022, respectively, to Mr. Cohen as an independent consultant, prior to his hire as an employee on October 1, 2022.
(2)	Includes stock options granted to Messrs. Gross, Dabrowski, and Cohen on January 13, 2023 to purchase 90,000, 90,000, and 60,000 shares of the Company’s common stock, respectively, at an exercise price of $1.275 per share.
(3)	Includes stock options granted to Messrs. Gross, Dabrowski, and Cohen on December 18, 2023 to purchase 150,000, 120,000, and 70,000 shares of the Company’s common stock, respectively, at an exercise price of $0.45 per share.
(4)	Includes the Company-paid portion of health and welfare benefits.

Refer to Note 2 and Note 9 of the Company’s audited financial statements as included in Item 8 of this Annual Report on Form 10-K for disclosure of the various assumptions made in the valuation of stock options.

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

Compensation of Directors

The following table sets forth all compensation paid to our non-management Board members during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Rescigna	5,000	-	-	-	-	-	5,000
Kristen Mclaughlin	55,000	-	20,393	-	-	-	75,393
Louis Castro	30,000	-	35,688	-	-	-	65,688
Olivia C. Bartlett	12,500	-	20,393	-	-	-	32,983

Mr. Rescigna is no longer a Board member as of December 31, 2023.

On January 13, 2023, we granted stock options to Ms. Mclaughlin, Mr. Castro, and Ms. Bartlett to purchase 20,000, 35,000, and 20,000 shares of the Company’s common stock, respectively, at an exercise price of $1.275 per share.

During the year ended December 31, 2023, option awards to purchase 20,000 shares of common stock that had been previously granted to Mr. Castro in 2021, were modified to extend their expiration date from July 21, 2023 to July 21, 2024. The incremental fair value (recognized as additional stock-based compensation expense for the year ended December 31, 2023) was approximately $1,300, which is not included in the table above.

The total number of option awards to our non-management Board members outstanding at December 31, 2023 was 170,000 in aggregate.

Outstanding Equity Awards

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2023.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Harrison Gross	375,000	-	-	$1.00	04/01/2024	-	-	-	-
	400,000	200,000	-	$3.56	05/05/2025	-	-	-	-
	77,756	22,244	-	$3.56	11/11/2024	-	-	-	-
	30,000	60,000	-	$1.28	01/13/2028	-	-	-	-
	50,000	100,000	-	$0.45	12/18/2028	-	-	-	-

Konrad Dabrowski	46,648	13,352	-	$3.56	11/11/2024	-	-	-	-
	30,000	60,000	-	$1.28	01/13/2028	-	-	-	-
	40,000	80,000	-	$0.45	12/18/2028	-	-	-	-

David Eric Cohen	46,648	13,352	-	$3.56	12/01/2024	-	-	-	-
	20,000	40,000	-	$1.28	01/13/2028	-	-	-	-
	23,333	46,667	-	$0.45	12/18/2028	-	-	-	-

Option Exercises and Stock Vested

There were no options exercised by our executive officers during the years ended December 31, 2023 or 2022.

Employee Benefit Plans

We currently provide health insurance coverage to our full-time W-2 employees, as well as free prescription eyeglasses to them and their immediate families. The Company also provides a complimentary gym membership to full-time staff.

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

As of December 31, 2023, awards covering 2,959,720 shares of Common Stock were outstanding, of which 1,185,000 option awards were granted by the Company prior to the approval of the Plan, 1,709,500 option awards were granted subject to the Plan, and 65,220 were RSU awards were granted subject to the Plan.

As of December 31, 2023, there were 992,728 shares of Common Stock available for future award grants under the Plan.

Incentive Stock Option Limit. No more than 25,000,000 shares of Common Stock may be issued under the 2021 Equity Incentive Plan upon the exercise of ISOs.

Eligibility. Employees (including officers), non-employee directors, and consultants who render services to the Company or a parent or subsidiary thereof (whether now existing or subsequently established) are eligible to receive awards under the 2021 Equity Incentive Plan. ISOs may only be granted to employees of the Company or a parent or subsidiary thereof (whether now existing or subsequently established).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely upon information made available to us, the following table sets forth information as of March 22, 2024, regarding the beneficial ownership of our common stock:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The address of each holder listed in the following table, except as otherwise indicated, is 11900 Biscayne Blvd., Suite 630, North Miami, Florida, 33181.

Percentage ownership shown in the following table is based on 12,917,239 shares of our common stock outstanding.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
Named Executive Officers and Directors
Harrison Gross(2)	1,226,641	8.67%
Konrad Dabrowski(3)	194,978	1.49%
David Eric Cohen(4)	141,645	1.08%
Kristen McLaughlin(5)	31,667	* %
Louis Castro(6)	56,667	* %
Olivia Bartlett(7)	31,667	* %
All directors and executive officers as a group (6 persons)	1,683,265	11.53%
5% Stockholders
Lucyd Ltd.(8)	5,189,085	40.17%

*	Less than 1%.
(1)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of the date of this 10-K, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(2)	Includes 1,226,641 shares of common stock issuable upon exercise of stock options held by Mr. Gross exercisable within 60 days of the date of this 10-K.
(3)	Includes 194,978 shares of common stock issuable upon exercise of stock options held by Mr. Dabrowski exercisable within 60 days of the date of this 10-K.
(4)	Includes 141,645 shares of common stock issuable upon exercise of stock options held by Mr. Cohen exercisable within 60 days of the date of this 10-K.
(5)	Includes 31,667 shares of common stock issuable upon exercise of stock options held by Ms. McLaughlin exercisable within 60 days of the date of this 10-K.
(6)	Includes 56,667 shares of common stock issuable upon exercise of stock options held by Mr. Castro exercisable within 60 days of the date of this 10-K.
(7)	Includes 31,667 shares of common stock issuable upon exercise of stock options held by Ms. Bartlett exercisable within 60 days of the date of this 10-K.
(8)	Tekcapital plc, a public company listed on the London Stock Exchange, owns all issued and outstanding securities of Tekcapital Europe Ltd., which owns all issued and outstanding securities of Lucyd Ltd. As such, Tekcapital plc may be deemed to beneficially own the shares held by Lucyd Ltd. by virtue of their control over Lucyd Ltd. Tekcapital plc disclaims beneficial ownership of the shares held by Lucyd Ltd. Mr. Clifford Gross, the Chief Executive Officer of Tekcapital plc, is the father of Mr. Harrison Gross, our Chief Executive Officer.

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

License Agreement

On April 1, 2020, we entered into an exclusive, worldwide license agreement with Lucyd Ltd., the largest stockholder of the Company, for the use of the Lucyd brand, and the associated intellectual property and assets (the “License Agreement”). The License Agreement is royalty-free, fully paid up, and perpetual license for the exclusive use of certain assets of Lucyd Ltd. related to Innovative Eyewear current products and trademarks. As compensation for entrance into the License Agreement, we issued Lucyd Ltd. 3,750,000 shares of our common stock. On October 5, 2021, the parties to the License Agreement executed an Addendum, to the exclusive license agreement, which clarified that Innovative Eyewear shall commercialize, continue with any on-going intellectual property prosecutions and pay all maintenance or other patent fees (the “Addendum”). For all new intellectual property, Innovative Eyewear will own control it and be responsible for all prosecution and maintenance costs. The Addendum also confirms that Innovative Eyewear issued Lucyd Ltd. 3,750,000 shares of its common stock as consideration for the license. Please see “Business — Material Agreements” for a more complete description of the License Agreement and Addendum.

Management Service Agreement

On June 1, 2020, we entered into a management service agreement with Tekcapital Europe Ltd., an affiliate of our largest stockholder, Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer, pursuant to which we agreed to pay Tekcapital Europe Ltd. $25,000 per fiscal quarter for rent-free office space, utilities, advisory services, and any other services in accordance with Tekcapital Europe Ltd.’s areas of expertise. The management agreement provided for a perpetual term, with the right of either party to terminate for any reason with 30 days’ notice.

Effective February 1, 2022, the original management service agreement was amended to have us billed at $35,000 quarterly for advisory and other services, and in addition, Tekcapital Europe Ltd. began to bill us for an allocation of rent paid by Tekcapital Europe Ltd. on our behalf.

We incurred $140,000 during each of the years ended December 31, 2023 and 2022 under our management services agreement with Tekcapital Europe Ltd.; we also recognized $91,672 and $74,442 of rent expense for the years ended December 31, 2023 and 2022, respectively.

Convertible Note Financing

On December 1, 2020, we issued a convertible note for an aggregate principal amount of up to $2,000,000 to Lucyd Ltd., the largest stockholder of the Company (the “Note”).

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

On August 15, 2022, in connection with our initial public offering, we completed the partial conversion of an aggregate of $2,002,280 of the outstanding balance of the Note, at $7.50 per share, into an aggregate of 266,970 shares of common stock. As of December 31, 2022, $61,356 remained outstanding on the Note.

In January 2023, we borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balance of the Note in full in February 2023. No further amounts were borrowed under the Note, and the Note matured on December 1, 2023 with no amounts outstanding.

The Note was unsecured, had an interest rate of 10.0% per annum, and provided for conversion (including both principal and accrued but unpaid interest) into our common stock at the election of Lucyd Ltd. upon certain equity financing events (as defined in the Note) or the holder determining to convert the Note. The Note could be converted by the holder using the price of either (i) the per share purchase price paid for by investors under the terms of recent equity financing, (ii) the closing price of our trading shares on the relevant public exchange for the day immediately preceding the date of conversion of the Note, or (iii) the valuation of the last equity investment.

Intercompany Loan

On January 11, 2024, we entered into an intercompany loan agreement (as lender) with Tekcapital Europe Ltd. (as borrower), an affiliate of our largest stockholder, Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer, and Tekcapital Plc, the parent of Tekcapital Europe Ltd. Pursuant to this agreement, we loaned 600,000 British pounds sterling to Tekcapital Europe Ltd. The loan bears simple interest at a rate of 10% per annum and is required to be repaid on or before April 11, 2024. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe Ltd. on the full amount of the loan. Tekcapital Europe Ltd. repaid the loan in full in March 2024.

Employment Agreements

See “Item 11. Executive Compensation” regarding the employment agreements with Harrison Gross and Konrad Dabrowski.

Statement of Policy

All future transactions between us and our officers, directors, or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our Independent Registered Public Accounting Firm, Cherry Bekaert LLP, for the audit of our annual financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2023 and December 31, 2022 were approximately $117,600 and $88,000, respectively.

Audit-Related Fees

There were approximately $58,700 of fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal year ended December 31, 2022, which included consent and comfort letter procedures related to our Form S-1filings, initial public offering, and due diligence procedures. There were no fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal year ended December 31, 2023.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2023 and 2022.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b) Exhibits

Exhibit No.	Description
1.1*	Underwriting Agreement by and among Innovative Eyewear, Inc. and Maxim Group LLC, as representative of the several underwriters, dated August 14, 2022, (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission August 18, 2022)
3.1*	Second Amended and Restated Articles of Incorporation of Innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.1 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
3.2*	Amended and Restated Bylaws of innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.1 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
4.1*	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
4.2*	Representative’s Warrant issued to Maxim Group LLC., dated August 17, 2022, (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission August 18, 2022)
4.3*	Form of Common Stock Purchase Warrant, (Incorporated by reference to Exhibit 4.2 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
4.4*	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.5*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.6*	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.7	Description of Securities
10.1*	License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated April 1, 2020, (Incorporated by reference to Exhibit 10.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.2*	Addendum to License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated December 7, 2021, (Incorporated by reference to Exhibit 10.2 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.3	Management Agreement between Innovative Eyewear, Inc. and Tekcapital Europe Ltd., dated June 1, 2020, (Incorporated by reference to Exhibit 10.3 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.7*	Employment Agreement by and between Innovative Eyewear, Inc. and Harrison Gross, dated August 11, 2021, (Incorporated by reference to Exhibit 10.6 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.8*	Employment Agreement by and between Innovative Eyewear, Inc. and Konrad Dabrowski, dated August 11, 2021, (Incorporated by reference to Exhibit 10.7 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)

10.9*	Innovative Eyewear, Inc., 2021 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.10 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.10*	Sales Representation Agreement by and between Innovative Eyewear, Inc. and D. Landstrom Associates, Inc., dated March 4, 2021, (Incorporated by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
14.1*	Form of Code of Ethics of innovative Eyewear, Inc. (Incorporated by reference to Exhibit 14.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
19.1	Insider trading policy
23.1	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principle Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
31.2	Certification of Principle Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
32.1	Certification of Principle Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principle Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1	Innovative Eyewear, Inc., Executive Compensation Clawback Policy
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XRL Taxonomy Presentation Linkbase Document

*	Previously filed

Item 16. Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Eyewear, Inc.

	By:	/s/ Harrison Gross
Harrison Gross
March 25, 2024		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer and Director
March 25, 2024		(Principal Executive Officer)

	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
March 25, 2024		(Principal Financial and Accounting Officer)

	By:	/s/ Kristen McLaughlin
Kristen McLaughlin
March 25, 2024		Director

	By:	/s/ Louis Castro
Louis Castro
March 25, 2024		Director

	By:	/s/ Olivia C. Bartlett
Olivia C. Bartlett
March 25, 2024		Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Innovative Eyewear, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Eyewear, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred losses and negative cash flows from operations. Management’s plans regarding liquidity matters are also described in Note 3. Our opinion is not modified with respect to this matter.

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

We have served as the Company’s auditor since 2021.

Tampa, Florida

March 25, 2024

cbh.com

INNOVATIVE EYEWEAR, INC.

BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$4,287,447	$3,591,109
Accounts receivable, net of allowances of $25,772 and $92,646, respectively	93,211	110,258
Prepaid expenses	313,648	210,673
Inventory prepayment	323,520	197,750
Inventory	533,239	94,701
Due from Tekcapital and Affiliates	6,256	-
Other current assets	59,447	36,240
Total Current Assets	5,616,768	4,240,731

Non-Current Assets
Patent costs, net	286,429	137,557
Capitalized software costs	110,073	110,073
Property and equipment, net	132,848	119,744
Other non-current assets	72,644	81,779
TOTAL ASSETS	$6,218,762	$4,689,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$581,986	$275,660
Deferred revenue	42,500	30,000
Due to Tekcapital and Affiliates	-	232,989
Related party convertible debt	-	61,356
Total Current Liabilities	624,486	600,005

Non-Current Liabilities
Deferred revenue	35,450	65,450
TOTAL LIABILITIES	659,936	665,455

Commitments and contingencies (Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 12,917,239 and 7,307,157 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	129	73
Additional paid-in capital	22,528,112	14,330,343
Accumulated deficit	(16,969,415)	(10,305,987)
TOTAL STOCKHOLDERS’ EQUITY	5,558,826	4,024,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,218,762	$4,689,884

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Revenues, net	$1,152,479	$659,788
Less: Cost of Goods Sold	(1,271,808)	(716,077)
Gross Deficit	(119,329)	(56,289)

Operating Expenses:
General and administrative	(3,886,960)	(2,796,669)
Sales and marketing	(2,047,069)	(2,059,012)
Research and development	(662,184)	(524,692)
Related party management fee	(140,000)	(140,000)
Total Operating Expenses	(6,736,213)	(5,520,373)

Other Income (Expense)	195,150	-
Interest Expense	(3,036)	(105,171)
Total Other Income (Expense), net	192,114	(105,171)

Net Loss	$(6,663,428)	$(5,681,833)

Weighted average number of shares outstanding	10,515,995	6,528,959
Loss per share, basic and diluted	$(0.63)	$(0.87)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders’
	# Shares	Amount	Capital	Receivable	Deficit	Equity
Balances as of January 1, 2023	7,307,157	$73	$14,330,343	$-	$(10,305,987)	$4,024,429

Exercises of stock options	230,362	2	17,648	-	-	17,650
Exercises of warrants by stockholders (see Note 8)	729,720	7	2,736,443	-	-	2,736,450
Second public offering (see Note 8)	4,500,000	45	4,115,643	-	-	4,115,688
Exercises of warrants related to private placement transaction (see Note 8)	150,000	2	391,266	-	-	391,268
Stock-based compensation (see Note 9)	-	-	936,769	-	-	936,769
Net loss	-	-	-	-	(6,663,428)	(6,663,428)
Balances as of December 31, 2023	12,917,239	$129	$22,528,112	$-	$(16,969,415)	$5,558,826

Balances as of January 1, 2022	6,060,187	$60	$4,842,836	$(11,226)	$(4,624,154)	$207,516

Collection of stock subscription receivable	-	-	-	6,684	-	6,684
Write-off of uncollectible stock subscription receivable	-	-	(4,542)	4,542	-	-
Initial public offering (see Note 8)	980,000	10	6,015,908	-	-	6,015,918
Shares issued for conversion of related party convertible note (see Note 6)	266,970	3	2,002,277	-	-	2,002,280
Stock-based compensation (see Note 9)	-	-	1,473,864	-	-	1,473,864
Net loss	-	-	-	-	(5,681,833)	(5,681,833)
Balances as of December 31, 2022	7,307,157	$73	$14,330,343	$-	$(10,305,987)	$4,024,429

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	2023	2022
Operating Activities
Net Loss	$(6,663,428)	$(5,681,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,093	22,101
Amortization	24,164	10,466
Non-cash interest expense	3,036	105,171
Stock-based compensation expense	936,769	1,473,864
Expenses paid by Tekcapital and Affiliates	299,061	960,362
(Recovery of) provision for doubtful accounts	(14,725)	116,230
Realized gain on debt securities (U.S. Treasury bills)	(50,796)	-
Loss on sale of assets	2,316	-

Changes in operating assets and liabilities:
Accounts receivable	(3,678)	(183,094)
Accounts payable and accrued expenses	303,290	67,951
Prepaid expenses	(102,975)	(142,292)
Inventory	(564,308)	47,765
Other current assets	-	1,460
Contract assets and liabilities	3,878	(22,569)
Net cash flows from operating activities	(5,766,303)	(3,224,418)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(1,949,204)	-
Proceeds from redemption of debt securities (U.S. Treasury bills)	2,000,000	-
Patent costs	(173,036)	(60,717)
Purchases of property and equipment	(78,463)	(121,561)
Proceeds from sale of property and equipment	1,950	-
Capitalized software expenditures	-	(37,673)
Net cash flows from investing activities	(198,753)	(219,951)

Financing Activities
Proceeds from initial public offering (see Note 8)	-	6,127,067
Proceeds from second public offering (see Note 8)	4,115,688	-
Proceeds from exercises of warrants (see Note 8)	3,127,718	-
Proceeds from exercise of stock options	17,650	-
Collection of stock subscription receivable	-	6,684
Proceeds from related party convertible debt (see Note 6)	-	1,475,000
Repayment of related party convertible debt (see Note 6)	(109,499)	(653,000)
Repayment of amounts due to Tekcapital and Affiliates	(490,163)	-
Net cash flows from financing activities	6,661,394	6,955,751

Net Change In Cash	696,338	3,511,382
Cash at Beginning of Year	$3,591,109	$79,727
Cash at End of Year	$4,287,447	$3,591,109

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as increase in Due to/from Tekcapital and Affiliates and related party convertible debt	299,061	960,362
Write-off of uncollectible stock subscription receivable	-	(4,542)
Issuance of shares from conversion of related party convertible debt	-	2,002,280

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 40% of our issued and outstanding shares of common stock and was our largest stockholder as of December 31, 2023. Innovative Eyewear licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the years presented have been included. The results of operations for the years ended December 31, 2023 and 2022 are not necessarily indicative of the results to be expected for future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant uncertainties associated with the current geopolitical and economic environment.

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

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Receivable balances are written-off against the allowance when such balances are deemed to be uncollectible. The Company recognized bad debt expense of $30,275 and $116,230 for the years ended December 31, 2023 and 2022, respectively.

A roll forward of the allowance for doubtful accounts for the year ended December 31, 2023 is as follows:

Balance at December 31, 2022	$92,646
Bad debt expense	30,275
Write-offs(1)	(52,149)
Recoveries(1)	(45,000)
Balance at December 31, 2023	$25,772

(1)	During the year ended December 31, 2023, the Company entered into a settlement agreement with a former wholesale customer. As a result of this settlement, $47,646 of accounts receivable were written-off as uncollectible, while the $45,000 collected under the settlement agreement was reflected as a gain within general and administrative expenses in the statement of operations.

Inventory

Our inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. No provisions were determined as needed as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company recorded an inventory prepayment in the amount of $323,520 and $197,750, respectively, related to down payment on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

Capitalized Software

The Company has incurred software development costs related to development of the Vyrb app, and has capitalized these costs in accordance with Accounting Standards Codification (“ASC”) 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed,” considering it is the Company’s intention to market and sell the software externally. Planning, designing, coding, and testing occurred necessary to meet Vyrb’s design specifications; as such, all coding, development, and testing costs incurred subsequent to establishing technical feasibility were capitalized.

We launched an open beta version of the Vyrb application (for both iOS and Android) in December 2021 as the Company’s first social media platform, demonstrating the functionality of the software. The app has had several new features introduced in 2023, including live audio chatrooms for users of the Company’s smart eyewear, and offers market-leading audio accessibility features for social media, including the ability to create and listen to a feed of audio content completely hands-free, using unique voice assistant commands created for the app. The Company plans to continue to develop the expansive Vyrb platform into a feature-rich social toolbox for its customers. This includes the introduction of revenue-generating features such as native ads and in-app upgrades, as well as gamification features such as a points and rewards system.

However, as the Company diverted most of its software development resources in 2023 to the development and launch of the Lucyd app (which provides groundbreaking Generative AI features to our smart eyewear), the revenue-generating features for the Vyrb app were delayed, and are now planned to launch in 2024. Amortization of the capitalized software costs related to the Vyrb app will begin once revenue-generating operations associated with the software have commenced. No software development costs have been capitalized with respect to the Lucyd app.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives or lease terms if shorter. Depreciation expense for the years ended December 31, 2023 and 2022 was $61,093 and $22,101, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred.

	December 31,	December 31,	Estimated Useful Lives
Property & Equipment	2023	2022	(in Years)
Mobile Kiosk Display	$127,333	$63,395	3 years
Computer Equipment	44,901	44,901	3 Years
Office Equipment	10,291	17,273	3 Years
Internal-Use Software	31,300	16,775	3 to 5 Years
Property and equipment, gross	213,825	142,343
Less: Accumulated depreciation	(80,977)	(22,599)
Property and equipment, net	$132,848	$119,744

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and cash advances provided by Tekcapital and Affiliates, the carrying amounts approximate fair value due to the short-term maturities of these instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash and cash equivalent balances with high quality financial institutions. At times, the Company’s cash balances may exceed federally insured limits. Concentrations of credit risk with respect to accounts receivable are generally considered minimal due to collection history. However, as of December 31, 2023, $77,950 or approximately 50% of the Company’s gross accounts receivable balance was related to a single customer under a long-term instalment arrangement; the Company manages its risk related to this counterparty via other contractual arrangements with such counterparty, and incentivization through stock-based compensation.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors and others in accordance with FASB ASC Topic 718, which requires that compensation expense be recognized in the financial statements for stock-based awards based on the grant date fair value. Forfeitures are accounted for as a reduction of compensation expense in the period when such forfeitures occur.

For stock option awards, the Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility.

●	The expected term of the stock options was estimated based on the simplified method as allowed by Staff Accounting Bulletin 107 (SAB 107).

●	The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted, using stock prices of comparably profiled public companies.

●	The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

For restricted stock units, the fair value of the share-based award is based on the quoted market price of our common shares on the NASDAQ stock exchange.

Revenue Recognition

Our revenue is generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com.

To determine revenue recognition, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and also assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the year ended December 31, 2023, we recognized $17,500 of revenue that was included in the contract liability balance as of January 1, 2023.

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

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. If collectability of substantially all of the contract consideration is probable, our revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor, and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to distributors includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale distributor orders, no e-commerce fees are applicable.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $25,933 and $24,897 as of December 31, 2023 and 2022, respectively.

Shipping and Handling

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (as amended by ASU 2018-19 in November 2018, ASU 2019-05 in May 2019, ASU 2019-10 and 2019-11 in November 2019, ASU 2020-02 in February 2020, and ASU 2022-02 in March 2022). This standard requires entities to estimate lifetime expected credit losses for financial instruments, including trade and other receivables, which will generally result in earlier recognition of credit losses. The adoption of this new guidance did not have a significant impact on our results of operations, cash flows, or financial condition.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. This ASU amends the presentation and disclosure of a variety of topics in the ASC, including derivatives, diluted earnings per share, changes in reporting entity, preferred stock, certain industry-specific items, and various other topics, in order to align them with SEC regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K. We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is required to be applied retrospectively to all periods presented in the financial statements, and is effective for Innovative Eyewear, Inc. for fiscal years beginning after December 15, 2023 (i.e., January 1, 2024) and interim periods within fiscal years beginning after December 15, 2024 (i.e., January 1, 2025). We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and requires entities to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for Innovative Eyewear, Inc. for fiscal years beginning after December 15, 2024. We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

Subsequent Events

In connection with the preparation of these financial statements, the Company has evaluated subsequent events through March 24, 2024, which is the date the financial statements were available to be issued. See Note 11 for additional information.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity, including our initial public offering completed in August 2022, a secondary public offering completed in June 2023, and exercises of warrants by stockholders (see Note 8 for additional details). The Company also previously issued a convertible note held by Tekcapital and Affiliates, which was repaid in full during the year ended December 31, 2023 (see Note 6). Effective March 1, 2024, the Company issued a new 18-month convertible note to Tekcapital and Affiliates (see Note 11 for details).

Management expects that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. Management’s forecasts and projections indicate that the Company’s existing cash and cash equivalents (including the proceeds from the aforementioned second public offering and proceeds received from investors’ exercises of warrants), plus planned capital-raising activities in 2024, will be sufficient to fund operations through at least end of March 2025.

NOTE 4 – INCOME TAX PROVISION

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations:

	2023	2022
Income tax benefit at the statutory federal rate	$1,389,526	$1,193,185
State income tax benefits, net of federal benefit	50,907	35,149
Change in valuation allowance	(1,440,433)	(1,228,334)
Total	$-	$-

The components of the Company’s deferred tax assets are as follows:

	2023	2022
Deferred tax assets:
Stock-based compensation	$877,645	$610,530
Other – net	219,723	122,133
Net operating losses – federal	2,483,530	1,346,823
Net operating losses – state	148,177	81,911
Deferred tax assets Gross	3,729,075	2,161,397
Less Valuation Allowance	(3,729,075)	(2,161,397)
Net deferred tax assets	$-	$-

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, length of carryback and carryforward periods, and existing contracts that will result in future profits. After reviewing all the evidence, the Company has recorded a full valuation allowance against its deferred tax assets.

At December 31, 2023, the Company had federal net operating loss carryforwards of $11,826,332 and state net operating loss carryforwards of $6,515,176, both of which do not expire.

The Company files Federal and Florida tax returns. The years that remain subject to examination are the years ended December 31, 2020, 2021, 2022, and 2023. As of December 31, 2023 and 2022, the Company does not believe that is has any liabilities for uncertain tax positions.

NOTE 5 – INTANGIBLE ASSETS

Finite-lived intangible assets	December 31, 2023	December 31, 2022
Patent Costs	$329,232	$156,196
Intangible assets, gross	329,232	156,196
Less: Accumulated amortization	(42,803)	(18,639)
Intangible assets, net	$286,429	$137,557

These costs are amortized using the straight-line method over a period of 10 years. Amortization expense totalled $24,164 and $10,466 for the years ended December 31, 2023 and 2022, respectively. Future amortization is expected to approximate $30,000 per year.

NOTE 6 – RELATED PARTY TRANSACTIONS

Convertible Note and Due to Tekcapital and Affiliates

During the year ended December 31, 2022 and through December 1, 2023, the Company had the availability of, but not the contractual right to, intercompany financing from Tekcapital and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below).

On December 1, 2020, the Company issued a convertible note to Tekcapital and Affiliates for up to $2,000,000 that bears interest at 10% per annum, which includes the option to convert the debt into the Company’s common stock at market price. The note can be converted into shares of common stock of the Company upon occurrence of certain conversion events, as defined. On November 1, 2021, the Company amended and restated the convertible note agreement with Tekcapital and Affiliates, increasing the amount of available financing from $2,000,000 to $3,000,000.

On August 15, 2022, in connection with the Company’s initial public offering (see Note 8), the Company converted related party borrowings totalling $2,002,280 into 266,970 shares of common stock at $7.50 per share.

The convertible notes balances were $61,356 at December 31, 2022. In January 2023, the Company borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023. No further amounts were borrowed under the convertible notes, and the convertible notes matured on December 1, 2023 with no amounts outstanding.

Subsequent to the year ended December 31, 2023 (effective March 1, 2024), the Company issued a new 18-month convertible note to Tekcapital and Affiliates; see Note 11 for details.

Management Service Agreement

In 2020, the Company entered into a management services agreement with Tekcapital Europe Ltd. (an affiliate of our largest stockholder, Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer), for which the Company was billed $25,000 quarterly. Effective February 1, 2022, the original management services agreement was amended to have the Company billed at $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

The related party provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

The Company incurred $140,000 during each of the years ended December 31, 2023 and 2022 under this management services agreement.

Rent of Office Space

Prior to the February 1, 2022 amendment of the aforementioned management services agreement, the Company was provided with rent-free office space by Tekcapital and Affiliates. Effective February 1, 2022, Tekcapital began to bill the Company for an allocation of rent paid by Tekcapital on the Company’s behalf; the underlying lease between Tekcapital and its landlord has an end date of January 31, 2025. The Company recognized expense related to this arrangement of $91,672 and $74,442 of for the years ended December 31, 2023 and 2022, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

In August 2023, the Company entered into a settlement agreement with a former wholesale customer who owed the Company $92,646. As a result of this settlement, $47,646 of accounts receivable were written-off as uncollectible, while the $45,000 collected under the settlement agreement was reflected as a gain within general and administrative expenses in the statement of operations.

In November 2023, a third party filed a complaint before the International Trade Commission, alleging that certain of our products (as well as certain products of our competitors) infringed on patents held by the third party. In December 2023, the International Trade Commission instituted an investigation against the Company. As of December 31, 2023, the Company recorded a liability of approximately $103,000 related to this matter. This matter was subsequently settled and resolved in January 2024; refer to Note 11 for details.

Additionally, the Company is currently pursuing collection of $41,452 from an individual who was both a former member of management and a former member of our board of directors. The amount owed to us represents the remaining balance of an advance against future commissions that was previously paid to such individual under a contractual agreement. We desire to resolve this matter amicably and expeditiously; accordingly, we have presented this individual with a demand for repayment, and are exploring all options available to us with the assistance of legal counsel. No amounts related to this matter have been recorded on the balance sheet and statement of operations as of and for the year ended December 31, 2023.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by the Tekcapital and Affiliates (see Note 6). We consider our current office space adequate for our current operations.

License Agreements

During the years ended December 31, 2023 and 2022, we entered into several multi-year license agreements which grant us the right to sell certain branded smart eyewear, including the Nautica, Eddie Bauer, and Reebok brands worldwide. These agreements require us to pay royalties based on a percentage of net retail and wholesale sales during the period of the license, and also require guaranteed minimum royalty payments. The agreements have base terms of 10 years but are cancellable at the option of the Company during the fifth year.

The aggregate future minimum payments due under these license agreements are as follows:

2024	$161,210
2025	436,000
2026	834,000
2027	1,290,000
2028	1,543,000
Thereafter (through 2032)	9,907,000
Total	$14,171,210

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCKHOLDERS’ EQUITY

Pursuant to a corporate resolution on July 1, 2021, the Company has authority to issue up to 15,000,000 shares of preferred stock and 50,000,000 shares of common stock. There were no shares of preferred stock issued or outstanding as of December 31, 2023 and 2022.

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

The net proceeds received by the Company from this offering amounted to $6,015,918.

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

Warrants

On August 17, 2022, as part of the Company’s initial public offering described above, the Company issued a total of 2,254,000 warrants to purchase 2,254,000 shares of common stock, which began trading and are currently trading on the Nasdaq Capital Market, under the symbol “LUCYW” (which we refer to as the “Listed Warrants”).

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

On April 17, 2023, the Company entered into a warrant exercise inducement letter agreement (“Inducement Letter”) with certain accredited investors that were existing holders of the Company’s Listed Warrants to purchase an aggregate of 150,000 shares of the Company’s common stock for cash, wherein the investors agreed to exercise all of their existing Listed Warrants at an exercise price of $3.75 per share. The gross proceeds to the Company from this transaction, before deducting estimated expenses and fees, was $562,000; the net proceeds received by the Company amounted to $391,268. In consideration for the immediate exercise of the existing Listed Warrants for cash, the exercising holders received new warrants to purchase up to an aggregate of 300,000 shares of common stock (the “Private Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Private Warrants are immediately exercisable upon issuance at an exercise price of $3.75 per common share and will expire on April 19, 2028. Although the Private Warrants were offered in a private placement pursuant to an applicable exemption from the registration requirements of the Securities Act and, along with the shares of common stock issuable upon their exercise, were not registered under the Securities Act, subsequently in May 2023 the shares of common stock issuable upon exercise of these warrants were registered with the SEC through a Form S-1 filing.

The only exercises of warrants to date have been those exercises of Listed Warrants in February and April of 2023 as described above. As of December 31, 2023, none of the Common Warrants, Private Warrants, nor any of the warrants issued to underwriters and placement agents have been exercised.

As of December 31, 2023, the Company’s outstanding warrants are as follows:

Warrant Type	Warrants Outstanding	Exercise Price	Expiration Date
Listed Warrants	1,374,280	$3.75	8/17/2027
Common Warrants	4,500,000	$1.05	6/26/2028
Private Warrants	300,000	$3.75	4/19/2028
Underwriter warrants	58,800	$8.23	8/12/2027
Placement agent warrants	180,000	$1.05	6/26/2028
Total	6,413,080

NOTE 9 – STOCK-BASED COMPENSATION

On July 1, 2021, an Equity Incentive Plan was approved, allowing for total of 20% of our issued and outstanding common stock, less the number of outstanding option grants, to be available for the grant of awards under the Plan. There were 1,685,000 option awards granted by the Company prior to the approval of the Plan, while 1,800,500 option awards have been granted under the Plan from July 1, 2021 through December 31, 2023.

Summary information regarding the number of options, exercise price, and remaining contractual life as of and during the years ended December 31, 2023 and 2022 is as follows:

	Weighted Average Exercise Price per share $	Options (Number)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2022	2.61	2,332,500
Granted	-	-
Exercised	-	-
Forfeited	-	-
As at December 31, 2022	2.61	2,332,500	1.68

As at January 1, 2023	2.61	2,332,500
Granted	0.92	1,153,000
Exercised	1.01	(316,000)
Forfeited / Expired	2.94	(275,000)
As at December 31, 2023	2.08	2,894,500	2.22
Exercisable as at December 31, 2023	2.39	1,795,219	1.40

As of December 31, 2023, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero.

During the year ended December 31, 2023, we granted the following option awards:

●	Options to purchase an aggregate of 330,000 shares of common stock at $1.275 per share were issued to the Company’s officers and management, of which 1/3 vested immediately, 1/3 shall vest on January 13, 2024, and the remaining 1/3 shall vest on January 13, 2025. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 75,000 shares of common stock at $1.275 per share were issued to non-management directors, which vest evenly over three years, whereby 1/3 shall vest on each of January 13, 2024, January 13, 2025, and January 13, 2026. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 162,000 shares of common stock at $1.275 per share were issued to certain employees and consultants, which vest evenly over three years, whereby 1/3 shall vest on each of January 13, 2024, January 13, 2025, and January 13, 2026. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 75,000 shares of common stock at $1.275 per share were issued to an employee, which would have vested evenly over three years (whereby 1/6 of the options would have vested every six months). During the year ended December 31, 2023, however, all of these options were forfeited.

●	Options to purchase an aggregate of 6,000 shares of common stock at $1.275 per share were issued to a consultant, which vested immediately. These options were all exercised during the year ended December 31, 2023.

●	Options to purchase an aggregate of 15,000 shares of common stock at $0.66 per share were issued to certain employees and consultants, which vest evenly over two years, whereby 1/4 of the options shall vest every six months. The options expire on September 5, 2028.

●	Options to purchase an aggregate of 490,000 shares of common stock at $0.45 per share were issued to the Company’s officers and management, of which 1/3 vested immediately, 1/3 shall vest on December 18, 2024, and the remaining 1/3 shall vest on December 18, 2025. The options expire on December 18, 2028.

There were no option awards granted during the year ended December 31, 2022.

The fair value of options granted is calculated using the Black-Scholes-Merton option pricing model. The underlying assumptions used in the option pricing model for stock option awards granted in 2023 were as follows:

Attribute
Share price at date of grant	$0.43 - $1.28
Expected term (in years)	3 - 4
Risk free rate	3.74% - 4.65%
Expected volatility	106% - 133%
Expected dividend yield	0
Grant date fair value of options	$0.28 - $1.02

The weighted average grant date fair value of options outstanding was $1.49 and $1.84 as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, unrecognized stock option expense of approximately $721,000 remains to be recognized over next 1.12 years.

Award Modifications

On June 1, 2023, we modified the terms of certain options previously awarded in 2021 to purchase an aggregate of 140,000 shares of common stock, in order to extend their expiration dates from July 21, 2023 to July 21, 2024. There were no changes to the exercise price or other terms of these stock options, and these options were already fully vested prior to the modification. As a result of this modification, we recognized incremental stock option expense of $9,188 for the year ended December 31, 2023.

Restricted Stock Unit Awards

On December 3, 2023, we entered into an endorsement agreement with an influencer for a one-year term, which included the award of an aggregate of 65,220 restricted stock units. These restricted stock units vest according to the following schedule: 16,305 shares on December 3, 2023 (which will be issued on or before March 31, 2024), 16,305 shares on March 2, 2024 (which will be issued on or before March 31, 2024), 16,305 shares on May 31, 2024, and 16,305 shares on August 29, 2024. Total stock-based compensation related to this award, based on the market price of the Company’s common stock on the date of grant, amounts to $27,066. We recognized $8,458 of expense related to this award during the year ended December 31, 2023, and will recognize the remaining expense of $18,608 on a straight-line basis over the remaining term of the agreement in 2024.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period as required by ASC 260-10-50. Due to the net losses for the years ended December 31, 2023 and 2022, all shares underlying the related party convertible debt, common stock warrants, and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

Calculation of net earnings per common share — basic and diluted:

	For the year ended
	December 31,	December 31,
	2023	2022
Basic and diluted:
Net loss	$(6,663,428)	$(5,681,833)
Weighted-average number of common shares	10,515,995	6,528,959
Basic and diluted net loss per common share	$(0.63)	$(0.87)

NOTE 11 – SUBSEQUENT EVENTS

Settlement and License Agreement

On January 3, 2024, we settled and resolved certain matters with a third party, including a complaint that had been brought before the International Trade Commission and an investigation instituted by the International Trade Commission in 2023, and entered into a multi-year non-exclusive license agreement covering multiple smart eyewear patents. Pursuant to this license agreement, the Company added licenses for 46 new patents to its portfolio of owned and licensed patents and applications.

Loan to Tekcapital Europe, Ltd.

On January 11, 2024, we entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower), an affiliate of our largest stockholder, Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer, and Tekcapital Plc, the parent of Tekcapital Europe Ltd. Pursuant to this agreement, the Company loaned 600,000 British pounds sterling (equivalent to approximately $765,000) to Tekcapital Europe Ltd. The loan bears simple interest at a rate of 10% per annum and is required to be repaid on or before April 11, 2024. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe Ltd. on the full amount of the loan. Tekcapital Europe Ltd. repaid the loan in full in March 2024.

New Convertible Note

Effective March 1, 2024, the Company issued a convertible note to Lucyd Ltd., the largest stockholder of the Company, for up to $1,250,000 that bears interest at 10% per annum, which includes the option to convert the debt into the Company’s common stock at market price. The note can be converted into shares of common stock of the Company upon the occurrence of certain events, as defined in the note, or for any reason at the sole discretion of Lucyd Ltd. The note has a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest is payable in full. As of the date these financial statements were available to be issued, the Company has not borrowed any amounts under this convertible note.