Form 10-Q
period 2024-03-31
Innovative Eyewear Inc
filed 2024-05-14
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(954) 826-0329
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

As of May 8, 2024, there were 17,501,066 shares of the Company’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, our strategy, competition, future operations and production capacity, our supply chain and logistics, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans, and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements except as required by law.

Innovative Eyewear, Inc.

i

Unless specifically set forth to the contrary, when used in this report the terms “Innovative Eyewear,” the “Company,” “we,” “our,” “us,” and similar terms refer to Innovative Eyewear, Inc. The information which appears on our website lucyd.co is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

March 31, 2024 (Unaudited) and December 31, 2023

	2024	2023
TOTAL ASSETS
Current Assets
Cash and cash equivalents	$2,648,566	$4,287,447
Accounts receivable, net of allowances of $21,437 and $25,772, respectively	52,779	93,211
Prepaid expenses	425,867	313,648
Inventory prepayment	59,407	323,520
Inventory	858,905	533,239
Due from Tekcapital and Affiliates	5,830	6,256
Other current assets	59,447	59,447
Total Current Assets	4,110,801	5,616,768

Non-Current Assets
Patent costs, net	330,192	286,429
Capitalized software costs	110,073	110,073
Property and equipment, net	143,487	132,848
Other non-current assets	118,458	72,644
TOTAL ASSETS	$4,813,011	$6,218,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$840,992	$581,986
Deferred revenue	42,500	42,500
Total Current Liabilities	883,492	624,486

Non-Current Liabilities
Deferred revenue	27,950	35,450
TOTAL LIABILITIES	911,442	659,936

Commitments and contingencies (Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 13,233,544 and 12,917,239 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	132	129
Additional paid-in capital	22,842,163	22,528,112
Accumulated deficit	(18,940,726)	(16,969,415)
TOTAL STOCKHOLDERS’ EQUITY	3,901,569	5,558,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,813,011	$6,218,762

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues, net	$383,471	$144,921
Less: Cost of Goods Sold	(376,520)	(134,630)
Gross Profit	6,951	10,291

Operating Expenses:
General and administrative	(1,108,946)	(993,772)
Sales and marketing	(661,295)	(259,297)
Research and development	(216,301)	(151,169)
Related party management fee	(35,000)	(35,000)
Total Operating Expenses	(2,021,542)	(1,439,238)

Other Income (Expense)	43,280	76
Interest Expense	-	(1,939)
Total Other Income (Expense), net	43,280	(1,863)

Net Loss	$(1,971,311)	$(1,430,810)

Weighted average number of shares outstanding	12,952,106	7,569,115
Loss per share, basic and diluted	$(0.15)	$(0.19)

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2024	12,917,239	$129	$22,528,112	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	300,000	3	81,897	-	81,900
Issuance of shares related to vesting of restricted share units	16,305	-		-	-
Stock-based compensation	-	-	232,154	-	232,154
Net loss	-	-	-	(1,971,311)	(1,971,311)
Balances as of March 31, 2024	13,233,544	$132	$22,842,163	$(18,940,726)	$3,901,569

Balances as of January 1, 2023	7,307,157	$73	$14,330,343	$(10,305,987)	$4,024,429

Stock-based compensation	-	-	424,431	-	424,431
Exercises of warrants by stockholders	408,600	4	1,532,246	-	1,532,250
Net loss	-	-	-	(1,430,810)	(1,430,810)
Balances as of March 31, 2023	7,715,757	$77	$16,287,020	$(11,736,797)	$4,550,300

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
Operating Activities
Net Loss	$(1,971,311)	$(1,430,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,659	5,956
Amortization	7,814	10,307
Non-cash interest expense	-	1,939
Stock-based compensation expense	232,154	424,431
Expenses paid by Tekcapital and Affiliates	99,561	62,204
(Recovery of) provision for doubtful accounts	(4,891)	142

Changes in operating assets and liabilities:
Accounts receivable	52,823	(17,526)
Accounts payable and accrued expenses	259,006	14,627
Prepaid expenses	(92,931)	25,360
Inventory	(61,553)	(450,633)
Other assets	(11,484)	(10,000)
Contract assets and liabilities	1,798	1,560
Net cash flows from operating activities	(1,467,355)	(1,362,443)

Investing Activities
Loan made to Tekcapital Europe, Ltd. (see Note 6)	(767,940)	-
Repayment of amounts loaned to Tekcapital Europe, Ltd. (see Note 6)	756,277	-
Patent costs	(51,577)	(108,825)
Purchases of property and equipment	(32,298)	(28,135)
Net cash flows from investing activities	(95,538)	(136,960)

Financing Activities
Proceeds from exercises of warrants	-	1,532,250
Repayment of related party convertible debt (see Note 6)	-	(109,499)
Repayment of amounts due to Tekcapital and Affiliates	(75,988)	(64,629)
Net cash flows from financing activities	(75,988)	1,358,122

Net Change In Cash	(1,638,881)	(141,281)

Cash at Beginning of Period	$4,287,447	$3,591,109
Cash at End of Period	$2,648,566	$3,449,828

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as increase in Due to/from Tekcapital and Affiliates and related party convertible debt	99,561	62,204
Issuance of shares for prepayment to third party service provider	81,900	-

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2024 and 2023 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 40% of our issued and outstanding shares of common stock and was our largest shareholder as of March 31, 2024. Innovative Eyewear has licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2023 (which has been derived from audited financial statements) and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms. For direct-to-consumer sales, payment is required before product is shipped. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. The Company, by policy, routinely assesses the financial strength of its customers. To comply with industry standards, we offer “net 30” payment terms on wholesale orders of $1,500 or more. For wholesale orders, to acquire an order on “net 30” payment terms, the customer is provided a credit check application as well as a credit card authorization form. The authorization form explicitly states when and for much we will bill the customer via credit card.

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

A roll forward of the allowance for doubtful accounts for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
Balance at January 1	$25,772	$92,646
Bad debt expense (recovery)	(4,891)	142
Write-offs	-	(142)
Other	556	-
Balance at March 31	$21,437	$92,646

Inventory

The Company’s inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 and $31,637 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company recorded an inventory prepayment in the amount of $59,407 and $323,520, respectively, related to down payments for eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

Capitalized Software

The Company has incurred software development costs related to development of the Vyrb application, and has capitalized certain of these costs as it is the Company’s intention to market and sell the software externally. Planning, designing, coding, and testing occurred necessary to meet Vyrb’s design specifications; as such, all coding, development, and testing costs incurred subsequent to establishing technical feasibility were capitalized.

Although we have launched an open beta version of Vyrb (for both iOS and Android) and have continued to add new features to the app, the revenue-generating features of Vyrb have not yet been launched and are planned to launch later in 2024. Amortization of the capitalized software costs related to the Vyrb app will begin once revenue-generating operations associated with the software have commenced.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards to employees and directors and others based on the grant date fair value of such awards. Forfeitures are accounted for as a reduction of compensation expense in the period when such forfeitures occur.

For stock option awards, the Black-Scholes-Merton option pricing model is used to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility.

●	The expected term of the stock options is estimated based on the simplified method as allowed by Staff Accounting Bulletin 107 (SAB 107).

●	The share price volatility is estimated using historical stock prices based upon the expected term of the options granted, using stock prices of comparably profiled public companies.

●	The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the three months ended March 31, 2024 and 2023, we recognized $7,500 of revenue for each period, that was included in the contract liability balances as of January 1, 2024 and 2023, respectively.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of sales taxes collected from customers on behalf of taxing authorities, returns, and discounts.

For sales generated through our e-commerce channels, we identify the contract with a customer upon online purchase of our eyewear and transaction price at the manufacturer suggested retail price (“MSRP”) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels. Our e-commerce revenue is recognized upon meeting of the performance obligation when the eyewear is shipped to end customers. U.S. consumers enjoy free USPS first class postage on orders over $149, with faster delivery options available for extra cost, for sales processed through our website. For Amazon sales, shipping is free for U.S. consumers while international customers pay shipping charges on top of MSRP. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers and are recorded as a component of cost of goods sold as incurred. The Company charges applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which the company sells products.

For sales to our retail store partners, we identify the contract with a customer upon receipt of an order of our eyewear through our Shopify wholesale portal or direct purchase order. Revenue is recognized upon meeting the performance obligation, which is delivery of the Company’s eyewear products to the retail store, and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to retail store partners includes volume discounts, due to the nature of large quantity orders. The pricing includes shipping charges, while excluding any state sales tax charges applicable. Due to the nature of wholesale retail orders, no e-commerce fees are applicable.

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. If collectibility of substantially all of the contract consideration is probable, revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor, and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to retail store partners and distributors includes volume discounts, due to the nature of large quantity orders. The pricing does not include shipping. Due to the nature of wholesale retail orders, no marketplace fees are applicable, only credit card processing fees.

We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason and receive a full refund for frames (prescription lenses excluded) within the first 7 days for sales made through our website (Lucyd.co), 30 days for sales made through Amazon, and 30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns). As of January 2024, our return policy was updated to prohibit discretionary returns of prescription lenses. Additionally in January 2024, we instituted a standard $15 restocking fee for standard frame returns, which is deducted from applicable refunds to cover shipping and restocking costs.

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $8,937 and $40,933 as March 31, 2024 and December 31, 2023, respectively.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. On May 1, 2024, the Company closed on an offering of common stock and warrants for gross proceeds of approximately $1.0 million (see Note 10 for details). The Company has also entered into an agreement with a related party, under which the Company may borrow up to $1.25 million (see Note 6 for details); as of March 31, 2024, the Company has not borrowed any amounts under this agreement. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months.

NOTE 4 – INCOME TAX PROVISION

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded a tax provision for the three months ended March 31, 2024 and 2023 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – TANGIBLE AND INTANGIBLE ASSETS

	March 31,	December 31,
Property & Equipment	2024	2023
Mobile Kiosk Display	$156,931	$127,333
Computer Equipment	44,901	44,901
Office Equipment	12,991	10,291
Internal-Use Software	31,300	31,300
Property and equipment, gross	246,123	213,825
Less: Accumulated depreciation	(102,636)	(80,977)
Property and equipment, net	$143,487	$132,848

Depreciation expense for the three months ended March 31, 2024 and 2023 was $21,659 and $10,307, respectively.

	March 31,	December 31,
Finite-lived intangible assets	2024	2023
Patent Costs	$380,809	$329,232
Intangible assets, gross	380,809	329,232
Less: Accumulated amortization	(50,617)	(42,803)
Intangible assets, net	$330,192	$286,429

Amortization expense for the three months ended March 31, 2024 and 2023 was $7,814 and $5,956, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS AND AGREEMENTS

Convertible Note and Due to Tekcapital and Affiliates

Through December 31, 2023, the Company had the availability of, but not the contractual right to, intercompany financing from Tekcapital and Affiliates in the form of either cash advances or borrowings under a convertible note (as discussed below).

The convertible notes balances were $61,356 at January 1, 2023. In January 2023, the Company borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023. No further amounts were borrowed under these convertible notes, and the convertible notes matured on December 1, 2023 with no amounts outstanding.

New Lucyd Ltd. Agreement

The Company entered into an agreement with Lucyd Ltd. pursuant to which the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. The Company has not borrowed any amounts under this agreement. Once funds or services are received by the Company, it will issue a convertible note to Lucyd Ltd. (the “Convertible Note”) that will bear interest at 10% per annum and include the option to convert the Convertible Note into the Company’s common stock upon certain Conversion Events (as defined in the Convertible Note). Upon issuance, the Convertible Note will have a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest, if any, will be payable in full in cash or in the Company’s common stock at the discretion of the holder . The Company will be able to prepay the Convertible Notes at any time with the written consent of Lucyd Ltd.

Loan to Tekcapital Europe, Ltd.

On January 11, 2024, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company loaned 600,000 British pounds sterling (equivalent to approximately $768,000) to Tekcapital Europe, Ltd. The loan bears simple interest at a rate of 10% per annum and was required to be repaid on or before April 11, 2024. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan.

Tekcapital Europe, Ltd. repaid the substantially all of the principal balance of the loan in March 2024. As of March 31, 2024, the only amounts remaining outstanding and payable to us under the loan were 7,616 British pounds sterling of principal and 10,717 British pounds sterling of accrued interest (in total, approximately $23,000). This balance is reflected in the condensed balance sheet as a current asset Due from Tekcapital and Affiliates, net of other amounts payable to Tekcapital and Affiliates for other related party agreements.

Management Service Agreement

The Company has entered into a management services agreement with Tekcapital Europe, Ltd., for which the Company is billed at $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

The related party currently provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical and legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

During the three months ended March 31, 2024, the Company incurred $35,000 in each respective period under the management services agreement.

Rent of Office Space

Under an agreement between the Company and Tekcapital, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $23,231 and $22,769 of expense related to this month-to-month arrangement for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

On January 3, 2024, we settled and resolved certain matters with a third party, including a complaint that had been brought before the International Trade Commission and an investigation instituted by the International Trade Commission in 2023, and entered into a multi-year non-exclusive license agreement with the third party covering multiple smart eyewear patents (as described more fully below).

License Agreements

In 2022 and 2023, we entered into several multi-year license agreements which grant us the right to sell certain branded smart eyewear, including the Nautica, Eddie Bauer, and Reebok brands worldwide. These agreements require us to pay royalties based on a percentage of net retail and wholesale sales during the period of the license, and also require guaranteed minimum royalty payments.

The aggregate future minimum payments due under these license agreements are as follows:

Remainder of 2024	$-
2025	436,000
2026	834,000
2027	1,290,000
2028	1,543,000
Thereafter (through 2033)	9,907,000
Total	$14,010,000

Also, on January 3, 2024, entered into a multi-year non-exclusive license agreement with a third party (IngenioSpec, LLC) for multiple smart eyewear patents. Pursuant to this license agreement, the Company added licenses for 46 new patents to its portfolio of owned and licensed patents and applications. The Company fully prepaid this license for the term of the agreement, and as of March 31, 2024 does not have any obligation for future payments under this agreement.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by a related party (see Note 6). We consider our current office space adequate for our current operations.

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK-BASED COMPENSATION

During the three months ended March 31, 2024, we granted options to purchase an aggregate of 10,000 shares of common stock at $0.4201 per share to an employee, of which 1/5 vested immediately, and 1/5 shall vest on each six-month anniversary of the grant date. The options expire on January 11, 2029.

Summary information regarding the number of options, exercise price, and remaining contractual life as of and during the three months ended March 31, 2024 is as follows:

	Weighted Average Exercise Price per share $	Options (Number)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2024	2.08	2,894,500	2.22
Granted	0.42	10,000
Exercised	-	-
Forfeited / Expired	1.27	(228,750)
As at March 31, 2024	2.14	2,675,750	2.06
Exercisable as at March 31, 2024	2.40	1,824,547	1.45

As of March 31, 2024, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero, and unrecognized stock option expense of approximately $463,000 remains to be recognized over next 1.11 years.

Also during the three months ended March 31, 2024, we recognized $5,075 of expense related to restricted stock units awarded in 2023; as of March 31, 2024, unrecognized restricted stock unit expense of approximately $14,000 remains to be recognized between April 1, 2024 and November 30, 2024.

Additionally, on March 28, 2024, we entered into an agreement for a third party to provide us with financial advisory and investment banking services. As consideration for the services provided to the Company, we issued to the counterparty 300,000 shares of our common stock. No expense related to this agreement has been recognized in the condensed statement of operations for the three months March 31, 2024, although the fair value of the shares transferred has been recognized in the condensed balance sheet as of March 31, 2024 as a prepaid expense. The related expense will be recognized over a 6-month period from April 1, 2024 through September 30, 2024.

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period.

Due to the net losses for the three months ended March 31, 2024 and 2023, all shares underlying the related party convertible debt, common stock warrants, and common stock options were excluded from the earnings per share calculation due to their anti-dilutive effect.

The calculation of net earnings/(loss) per share is as follows:

	For the three months ended
	March 31,	March 31,
	2024	2023
Basic and diluted:
Net loss	$(1,971,311)	$(1,430,810)
Weighted-average number of common shares	12,952,106	7,569,115
Basic and diluted net loss per common share	$(0.15)	$(0.19)

NOTE 10 – SUBSEQUENT EVENTS

At-the-Market Offering

On April 15, 2024, the Company entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock. In accordance with the terms of the offering agreement, Form S-3 shelf registration, and related prospectus documents filed with the SEC, the Company offered to sell up to $1,120,446 of shares of its common stock from time to time, through HCW acting as agent.

From April 15, 2024 through April 28, 2024, the Company sold 50,395 shares of common stock at purchase prices of approximately $0.25 per share, and received approximately $13,000 of gross proceeds before deducting sales agent fees and expenses. The net proceeds received by the Company from these transactions amounted to approximately $12,000.

Following the May 1, 2024 registered direct offering described below, the Company filed an amended prospectus document, reducing the maximum remaining aggregate offering amount under the at-the-market facility to $538,599 of shares of common stock.

Registered Direct Offering

On May 1, 2024, the Company closed on a registered direct offering of 4,200,822 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 4,200,822 shares of common stock at an exercise price of $0.244 per share, for a combined purchase price per share and warrant of $0.244. In exchange, the Company received approximately $1.0 million of gross proceeds, before deducting placement agent fees and expenses. In addition, the Company issued to the placement agent warrants to purchase up to 315,062 shares of common stock at an exercise price of $0.305 per share. The net proceeds received by the Company from this transaction amounted to approximately $837,000. We intend to use the net proceeds of this offering primarily for working capital and general corporate purposes.

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

Overview

Our mission is to Upgrade Your Eyewear®. We develop and sell cutting-edge smart eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering vision correction and protection. Our smart eyewear is a fusion of headphones with glasses, bringing vision correction and protection together with digital connectivity and clear audio, while also offering a safer solution for listening to music outdoors (as compared to in-ear headphones). The convenience of having a Bluetooth headset and comfortable glasses in one, especially for those who are already accustomed to all-day eyewear use, offers a lifestyle upgrade at a price most consumers can afford.

Our flagship product, Lucyd Lyte®, enables the wearer to listen to music, take and make calls, and use voice assistants and ChatGPT to perform many common smartphone tasks hands-free.

Products and History

In January 2020, we introduced our first beta product and began market testing.

In January 2021, we officially launched our first commercial product, Lucyd Lyte. This initial product offering embodied our goal of creating smart eyewear for all day wear that looks like and is priced similarly to designer eyewear, but is also lightweight and comfortable, and enables the wearer to remain connected to their digital lives. The product was initially launched with six styles, and in September 2021, an additional six styles were added.

In the first quarter of 2022 we introduced a virtual try-on kiosk for select retail stores. This device introduces our products to prospective retail customers and enables them to digitally try-on our line of smart glasses in a touch-free manner. In the fourth quarter of 2022, we completed development of core audio eyewear product improvements, such as upgrading all frames to quadraphonic sound, which was subsequently rolled out across all of our new eyewear models.

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

Also during 2023, we completed upgrades to our accessory products, including the charging dock and virtual try-on kiosk. The patent-pending Lucyd charging dock was upgraded to version 2.0 edition, featuring auto-adjusting connectors to fit any size of smart eyewear we produce, a new charging status LED, and USB data capability, enabling it to be used as a USB hub for computers in addition to a charging hub. The Lucyd virtual try-on kiosk was replaced with a fully modular display system, with eight available components for stores to mix and match to suit their display needs. The display can be deployed as a countertop display or freestanding, making it suitable for almost any retail environment.

In January 2024, we launched the Nautica® Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo. We anticipate launching the Eddie Bauer® Powered by Lucyd and Reebok® Powered by Lucyd smart eyewear collections later in 2024.

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

Additional new features for the Vyrb app are planned to launch in 2024, including a fully upgraded user interface. Once this update to the interface is completed, the app will be considered officially launched, and the Company will begin to promote it and capitalize on it in earnest.

In April 2023, we introduced another major software upgrade for our glasses with the launch of the Lucyd app for iOS and Android. This free application enables the user to converse with the extremely popular ChatGPT AI language model on our glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. The app deploys a powerful and unique Siri integration with the Open AI API for ChatGPT, developed internally by the Company. The Company has filed a patent application related to this software upgrade. We believe this development makes our Lucyd eyewear perhaps the smartest smartglasses available today, and represents a significant marketing opportunity for the Company’s core smartglass product. In addition, the Company plans to launch new features for the Lucyd app in 2024, including a paid “Pro” version of the app, which will provide another potential incremental revenue stream for the Company from glasses customers.

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

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. Additionally, we consistently incorporate retail partner feedback directly into our frames to better serve our end users. As of March 31, 2024, 45 display systems have been deployed so far to retailers.

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

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell Lucyd Lyte. We started onboarding our first retail stores in June 2021. Currently, we have over 350 retail stores selling Lucyd Lyte primarily in the United States and Canada. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2024.

Customer Ratings (B2C)

The Lucyd Lyte version 2.0 product is receiving higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality, and build quality. Many of our Lyte XL variants carry a 4.0/5 rating or higher. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of March 31, 2024, we had over 20,000 cumulative total orders from customers online since inception. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Revenues

Our revenue is generated from the sales of prescription and non-prescription optical glasses and sunglasses, and shipping charges associated with these purchases, which are charged to the customer. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com.

Our newest flagship Lucyd Lyte XL brand frames are priced at $179 on acetate models and $199 on titanium models for non-prescription glasses across all of our online channels. When adding a prescription lens upgrade to our glasses on the Lucyd.co website, the price can increase from between $40 for a basic clear prescription lens, all the way up to $449 for our proprietary Blueshift transitional blue light lenses in a progressive high index (ultra-thin) format. Glasses with prescription lenses are provided by the Company through our website Lucyd.co, while our sales through Amazon and to our e-commerce partners only include non-prescription glasses (with rare exceptions, such as a reseller ordering a customized unit for display purposes).

U.S. Lucyd.co consumers enjoy free USPS first class postage on orders over $149, with faster delivery options available for extra cost, for sales processed through our website. For Amazon sales, shipping is free for U.S. consumers while international customers pay shipping charges. Any costs associated with fees charged by the online platforms (Shopify for our Lucyd.co website and Amazon.com) are not recharged to customers. We charge applicable state sales taxes for online channels and all other marketplaces on which sell.

Our wholesale pricing for eyewear sold to retail store partners and distributors includes volume discounts, due to the nature of large quantity orders. The pricing does not include shipping. Due to the nature of wholesale retail orders, no marketplace fees are applicable, only credit card processing fees.

Cost of Goods Sold

Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products.

For retail sales placed through one of our e-commerce channels, these costs include (i) product costs stated at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, (iii) optical laboratory costs for prescription glasses, (iv) merchant fees, (v) fees paid to third-party e-commerce platforms, and (vi) cost of shipping the product to the consumer.

For wholesale sales, these costs include (i) product costs stated at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight, import, and inspection costs, and (iii) credit card fees.

When consumers place their orders directly on our website, we save approximately 12% - 15% on marketplace fees compared with orders placed through third-party platforms like Amazon and eBay.

We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, customer shipping costs, and management of our inventory and merchandise mix.

Over time, we expect our total cost of goods sold on a per unit basis to decrease as a result of an increase in scale. Increase in scale is achieved as a result of increase in volumes from both business to consumer and business to business (retail store) orders. We continue to expand our products with line extensions and new models and broaden our presence in retail stores carrying our products.

Gross Profit and Gross Margin

We define gross profit as net revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenue.

Our gross margin may fluctuate in the future based on a number of factors, including the cost at which we can obtain, transport, and assemble our inventory, the rate at our vendor network expands, and how effective we can be at controlling costs in any given period. Over time, we anticipate that our cost of goods sold, on a per unit basis, will decrease with scale, and this will likely have a positive impact on our gross margins.

Operating Expenses

Our operating expenses consist primarily of:

●	general and administrative expenses that primarily include payroll and consulting expenses, IT & software, legal, and other administrative expenses;

●	sales and marketing expenses including cost of online advertising, marketing agency fees, influencers, trade shows, and other initiatives;

●	related party management fees for a range of back-office services provided by Tekcapital; and

●	research and development expenses related to (i) development of new styles and features of our smart eyewear, (ii) development and improvement of our e-commerce website, and (iii) development of our Vyrb social media app for wearables.

Interest and Other Income, Net

Interest and other income, net, primarily includes interest, dividends, and investment returns from our investments in money market funds and U.S. Treasury bills, as well as interest income and expense related to loans with related parties.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2024 (the “current quarter”) and the three months ended March 31, 2023 (the “prior year quarter”):

	Three months ended		Three months ended
	March 31,		March 31,
	2024		2023		Change
Revenues, net	$383,471	100%	$144,921	100%	$238,550	165%
Less: Cost of Goods Sold	(376,520)	98%	(134,630)	93%	(241,890)	180%
Gross Profit	6,951	2%	10,291	7%	(3,340)	-32%

Operating Expenses:
General and administrative	(1,108,946)	289%	(993,772)	686%	(115,174)	12%
Sales and marketing	(661,295)	172%	(259,297)	179%	(401,998)	155%
Research and development	(216,301)	56%	(151,169)	104%	(65,132)	43%
Related party management fee	(35,000)	9%	(35,000)	24%	-	0%
Total Operating Expenses	(2,021,542)	527%	(1,439,238)	993%	(582,303)	40%

Other Income (Expense)	43,280	-11%	76	0%	43,204	n/m
Interest Expense	-	0%	(1,939)	1%	1,939	-100%
Total Other Income (Expense), net	43,280	-11%	(1,863)	1%	45,143	n/m

Net Loss	$(1,971,311)	514%	$(1,430,810)	987%	$(540,501)	38%

Revenues

Our revenues for the three months ended March 31, 2024 were $383,471, representing an increase of 165% as compared to revenues of $144,921 during the three months ended March 31, 2023. The increase in revenue was primarily attributable to significant growth in the e-commerce channel, largely driven by our significant investments in advertising and marketing initiatives during the latter portion of 2023 and through the current quarter, combined with recent new product launches (including the Lyte XL and Nautica® Powered by Lucyd collections). Net sales through our Lucyd.co website and Amazon.com grew by more than 400% and over 150%, respectively, from the prior year quarter. This growth in e-commerce sales was partially offset by significant price discounts granted in the current quarter, in order to respond to aggressive discounts offered by key competing products, and to support our continued market share growth.

Wholesale revenue decreased approximately 72% from the prior year quarter, largely driven by a change in our focus from small, independent retailers to major national retailers, the latter of which have slower product approval and purchasing cycles. However, we believe that focusing on introducing our product in major national retailers will have a significant positive impact on the Company’s revenues in the next 6-24 months.

For the three months ended March 31, 2024, approximately 67% of sales were processed on our online store (Lucyd.co), 29% on Amazon.com, and 4% with reseller partners. This sales channel mix positively impacted our revenue for the current quarter as compared with the prior year quarter, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the three months ended March 31, 2024, we generated an aggregate of $272,742 of revenue from sales of non-prescription frames and accessories, and $110,729 from sale of frames with prescription lenses. All of the $113,619 in sales generated on Amazon.com during the current quarter were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $255,920 in online sales generated through Lucyd.co, $110,729 was related to frames with prescription lenses and $145,191 was related to glasses with non-prescription lenses. E-commerce sales remain to be the most material portion of our sales to date.

For the three months ended March 31, 2023, approximately 35% of sales were processed on our online store (Lucyd.co), 31% on Amazon.com, and 34% with reseller partners. For the three months ended March 31, 2023, we generated $33,350 of revenue from sales of non-prescription frames and accessories and $16,918 was generated from sales of frames with prescription lenses. All of the $45,045 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $50,268 in online sales generated through Lucyd.co, $16,918 related to frames with prescription lenses and $33,350 of glasses sold were with non-prescription lenses.

Cost of Goods Sold

Our total cost of goods sold increased to $376,520 for the three months ended March 31, 2024, as compared to $134,630 for the prior year quarter. This year-over-year increase of 180% was primarily driven by higher sales volumes during the current quarter as compared with the prior year quarter. Cost of frames increased by approximately 150% from the prior year quarter, which was generally in-line with (although slightly lower than) the increase in net sales from the prior year quarter, both proportionally and on an absolute dollar basis.

Cost of lenses increased by more than 300% from the prior year quarter, mainly driven by the combination of (i) the introduction of our new proprietary Blueshift premium lenses in August 2023, which are more expensive than other lenses to produce, and (ii) sales channel mix, as a higher relative proportion of our sales in the current quarter were through our online store (Lucyd.co), and the cost of prescription lenses attributable to this channel increased our cost of goods sold while not impacting cost of goods sold for sales realized through Amazon or retail store partners.

Cost of goods sold for the three months ended March 31, 2024 included but was not limited to the cost of frames of $184,978; cost of prescription lenses incurred with our third-party vendor of $103,069; commissions, affiliate referral fees, and e-commerce platform fees of $42,826; shipping and logistics costs of $15,914; and quality assurance costs related to our products sold of $4,238. Out of $376,520 of our total cost of goods sold for the current quarter, $103,069 related to orders with prescription lenses, while $273,451 pertained to non-prescription orders.

Cost of goods sold for the three months ended March 31, 2023 included the cost of frames of $73,798; cost of prescription lenses incurred with our third-party vendor of $22,123; commissions, affiliate referral fees, and e-commerce platform fees of $18,696; shipping and logistics costs of $8,313; and quality assurance costs related to our products sold of $11,700. Out of $134,630 of our total cost of goods sold for the three months ended March 31, 2023, $22,123 related to orders with prescription lenses, while $112,507 pertained to non-prescription orders. Also, during the current quarter we incurred approximately $29,000 of product certification costs to support the expansion of our product sales in jurisdictions outside the U.S.

We anticipate further growth in sales in 2024. We also expect corresponding growth in total cost of goods sold, primarily from additional product related costs. As we continue to refine our product mix with sales data, we anticipate reducing our unit costs by focusing only on the highest volume, market-tested styles. We have also launched new Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer. Additionally, we have been informed by key suppliers that significant price reductions over 10% are possible as we continue to scale our production quantities.

Gross Profit

Our gross profit for the current quarter was $6,951, as compared to $10,291 for the prior year quarter. Our gross margin was 2% and 7% in the current quarter and prior year quarter, respectively.

This decline in gross profit and gross margin was primarily attributable to the aforementioned increase in the cost of lenses. While we have started to realize some economies of scale in the cost of frames, and in the area of shipping and logistics, the cost of prescription lenses has grown disproportionately and significantly more than our revenue, which has had a significant negative impact on our gross profit margin. Prescription smart eyewear offered direct-to-consumer has been a key unique selling point used to attract new customers, bringing an important marketing benefit since it is not offered by most of our competitors. We are working with our current prescription lens provider to explore opportunities to reduce costs and we are also actively in discussions with alternative prescription lens suppliers whom we believe may help further lower our lens fulfilment costs. Ultimately, we believe that the majority of our business will come from frame sales to distributors and eyewear retailers, who will outfit lenses themselves for the final customer. We anticipate that the launches of more co-branded products later this year will help us progress towards our long-term goal of shifting our sale mix over time more towards the wholesale channel, which carries higher margins for us as such sales to our third-party retail store partners do not include the cost of prescription lenses.

Also, during the current quarter we incurred approximately $29,000 of product certification costs to support the expansion of our product sales in jurisdictions outside the U.S.

Operating Expenses

Our operating expenses increased by 40% to $2,021,542 for the three months ended March 31, 2024, as compared to $1,439,238 for the three months ended March 31, 2023. This increase was primarily due to the continued investments in the future growth and development of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 12% to $1,108,946 for the three months ended March 31, 2024, as compared to $993,772 for the prior year quarter. This increase was largely driven by the combination of (i) additional team members, (ii) the cost of various licensing agreements we have entered into in order to support our co-branding initiatives and expand our patent portfolio, which are assessed annually in January, and (iii) higher legal expenses. We expect our general and administrative expenses to be lower in future quarters due to certain one-time fees this quarter.

Sales and marketing expenses

Our sales and marketing expenses increased by 155% to $661,295 for the three months ended March 31, 2024, as compared to $259,297 for the three months ended March 31, 2023. This year-over-year increase is primarily attributable to the restructuring of our e-commerce business during the prior year quarter, during which we temporarily paused and postponed our marketing spending, and management made a tactical decision to preserve a significant portion of our marketing budget for later in the year, in order to better align the timing of marketing spending with major new product launches and thus maximize impact. In the latter portion of 2023 and continuing through the current quarter, we have significantly increased our advertising and marketing efforts, particularly in the areas of spending on paid ads on websites and social media platforms, in order to drive growth in our revenues and market share.

Research and development costs

Our research and development costs increased by 43% to $216,301 for the three months ended March 31, 2024, as compared to $151,169 for the three months ended March 31, 2023.

This increase was primarily attributable to additional resources added to the team for app development, and new mold costs associated with the creation of the safety and sport (Reebok) product format.

Related party management fee

Our related party management fee was $35,000 for each of the three months ended March 31, 2024 and 2023, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net in the three months ended March 31, 2024 was $43,280. This amount was primarily comprised of dividends from our investments in money market funds, and, to a lesser extent, interest income earned on a short-term loan to a related party.

Total other income (expense), net in the three months ended March 31, 2023 was $(1,863), and was primarily comprised of interest expense on financing from a related party in the form of borrowings under a convertible note, which was repaid in full during the prior year quarter.

Liquidity and Capital Resources

Cash Flow

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
Net cash flows from operating activities	$(1,467,355)	$(1,362,443)
Net cash flows from investing activities	(95,538)	(136,960)
Net cash flows from financing activities	(75,988)	1,358,122
Net Change in Cash	$(1,638,881)	$(141,281)

Net cash flows used in operating activities for the three months ended March 31, 2024 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, and research and development.

Net cash flows used in investing activities for the three months ended March 31, 2024 are mainly related to the continuing growth and expansion of our patent portfolio.

Net cash flows used in financing activities for the three months ended March 31, 2024 are mainly driven by the payment to Tekcapital and affiliates for services provided under related party agreements.

Registered Direct Offering

On May 1, 2024, the Company closed on a registered direct offering of 4,200,822 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 4,200,822 shares of common stock at an exercise price of $0.244 per share, for a combined purchase price per share and warrant of $0.244. In exchange, the Company received approximately $1.0 million of gross proceeds, before deducting placement agent fees and expenses. In addition, the Company issued to the placement agent warrants to purchase up to 315,062 shares of common stock at an exercise price of $0.305 per share. The net proceeds received by the Company from this transaction amounted to approximately $732,000. We intend to use the net proceeds of this offering primarily for working capital and general corporate purposes.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents (including the proceeds from the aforementioned May 2024 registered direct offering), plus planned future sales of our common stock through our at-the-market offering facility, and the availability to borrow funds through the March 2024 related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months.

However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, licenses, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. Geopolitical and macroeconomic factors could cause disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Estimates

There have been no material changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 25, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2024.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 25, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Note Agreement with Lucyd Ltd.
31.1	Certification of Principal Executive Officer of Innovative Eyewear, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Innovative Eyewear, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Innovative Eyewear, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer of Innovative Eyewear, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Eyewear, Inc.
(Registrant)

Date: May 14, 2024	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)