Form 10-Q
period 2024-06-30
Innovative Eyewear Inc
filed 2024-08-12
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 1,570,569 shares of the Company’s common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

June 30, 2024 (Unaudited) and December 31, 2023

	2024(1)	2023(1)
ASSETS
Current Assets
Cash and cash equivalents	$5,896,889	$4,287,447
Accounts receivable, net	61,613	93,211
Prepaid expenses	267,410	313,648
Inventory prepayment	70,779	323,520
Inventory	930,487	533,239
Due from Tekcapital and Affiliates	-	6,256
Other current assets	59,447	59,447
Total Current Assets	7,286,625	5,616,768

Non-Current Assets
Patent costs, net	349,195	286,429
Capitalized software costs	-	88,073
Property and equipment, net	130,645	154,848
Other non-current assets	92,715	72,644
TOTAL ASSETS	$7,859,180	$6,218,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$376,544	$581,986
Deferred revenue	42,500	42,500
Due to Tekcapital and Affiliates	75,591	-
Total Current Liabilities	494,635	624,486

Non-Current Liabilities
Deferred revenue	20,450	35,450
TOTAL LIABILITIES	515,085	659,936

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 1,527,034 and 747,416 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)(1)	15	7
Additional paid-in capital	28,233,205	22,528,234
Accumulated deficit	(20,889,125)	(16,969,415)
TOTAL STOCKHOLDERS’ EQUITY	7,344,095	5,558,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,859,180	$6,218,762

(1)	Retroactively adjusted the values of Common stock and Additional paid-in capital as well as the number of shares issued and outstanding in order to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 11.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$308,682	$169,929	$692,153	$314,850
Less: Cost of Goods Sold	(253,506)	(199,745)	(630,026)	(334,375)
Gross Profit (Deficit)	55,176	(29,816)	62,127	(19,525)

Operating Expenses:
General and administrative	(1,295,299)	(968,354)	(2,404,245)	(1,962,126)
Sales and marketing	(442,433)	(103,643)	(1,103,728)	(362,940)
Research and development	(256,802)	(197,478)	(473,103)	(348,647)
Related party management fee	(35,000)	(35,000)	(70,000)	(70,000)
Total Operating Expenses	(2,029,534)	(1,304,475)	(4,051,076)	(2,743,713)

Other Income	25,959	47,586	69,239	47,662
Interest Expense	-	(1,097)	-	(3,036)
Total Other Income (Expense), net	25,959	46,489	69,239	44,626

Net Loss	$(1,948,399)	$(1,287,802)	$(3,919,710)	$(2,718,612)

Weighted average number of shares outstanding(1)	1,044,211	503,670	896,685	476,357
Loss per share, basic and diluted(1)	$(1.87)	$(2.56)	$(4.37)	$(5.71)

(1)	Retroactively adjusted shares outstanding and per share information to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 11.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balances as of January 1, 2024	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	15,000	-	81,900	-	81,900
Issuance of shares related to vesting of restricted share units	815	-	-	-	-
Stock-based compensation	-	-	232,154	-	232,154
Net loss	-	-	-	(1,971,311)	(1,971,311)
Balances as of March 31, 2024	763,231	$7	$22,842,288	$(18,940,726)	$3,901,569

At-the-Market Offerings	284,471	3	2,324,576		2,324,579
First Registered Direct Offering	210,043	2	737,298		737,300
Second Registered Direct Offering	263,159	3	2,134,048		2,134,051
Issuance of shares to brand ambassador	4,500	-	21,690		21,690
Issuance of shares related to vesting of restricted share units	1,630	-	-	-	-
Stock-based compensation	-	-	173,305	-	173,305
Net loss	-	-	-	(1,948,399)	(1,948,399)
Balances as of June 30, 2024	1,527,034	$15	$28,233,205	$(20,889,125)	$7,344,095

Balances as of January 1, 2023	434,042	$4	$14,330,412	$(10,305,987)	$4,024,429

Exercises of warrants by stockholders	22,926	-	1,532,250	-	1,532,250
Stock-based compensation	-	-	424,431	-	424,431
Net loss	-	-	-	(1,430,810)	(1,430,810)
Balances as of March 31, 2023	456,968	$4	$16,287,093	$(11,736,797)	$4,550,300

Exercises of stock options	11,518	-	17,650	-	17,650
Exercises of warrants by stockholders	18,019	-	1,204,200	-	1,204,200
Exercises of warrants related to private placement transaction	8,417	-	391,268	-	391,268
Second public offering	252,494	3	4,115,685	-	4,115,688
Stock-based compensation	-	-	(40,180)	-	(40,180)
Net loss	-	-	-	(1,287,802)	(1,287,802)
Balances as of June 30, 2023	747,416	$7	$21,975,716	$(13,024,599)	$8,951,124

(1)	Retroactively adjusted the values of Common stock and Additional paid-in capital as well as the number of shares issued and outstanding in order to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 11.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(Unaudited)

	2024	2023
Operating Activities
Net Loss	$(3,919,710)	$(2,718,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,951	17,816
Amortization	15,297	28,979
Non-cash interest expense	-	3,036
Stock-based compensation expense	405,459	384,251
Expenses paid by Tekcapital and Affiliates	157,835	151,467
(Recovery of) provision for doubtful accounts	(3,687)	5,814
Write-off of previously-capitalized software costs	88,073	-

Changes in operating assets and liabilities:
Accounts receivable	50,285	(26,211)
Accounts payable and accrued expenses	(205,442)	(129,714)
Prepaid expenses	96,160	(60,603)
Inventory	(144,507)	(734,042)
Other assets	-	(10,000)
Contract assets and liabilities	3,597	1,560
Net cash flows from operating activities	(3,396,689)	(3,086,259)

Investing Activities
Loan made to Tekcapital Europe, Ltd.	(767,940)	-
Repayment of amounts loaned to Tekcapital Europe, Ltd.	767,940	-
Purchases of debt securities (U.S. Treasury bills)	-	(1,949,204)
Patent costs	(78,063)	(131,622)
Purchases of property and equipment	(35,748)	(34,435)
Net cash flows from investing activities	(113,811)	(2,115,261)

Financing Activities
Proceeds from second public offering	-	4,115,688
Proceeds from at-the-market offerings	2,324,579	-
Proceeds from first registered direct offering	737,300	-
Proceeds from second registered direct offering	2,134,051	-
Proceeds from exercises of warrants	-	3,127,718
Proceeds from exercise of stock options	-	17,650
Repayment of related party convertible debt	-	(109,499)
Repayment of amounts due to Tekcapital and Affiliates	(75,988)	(184,701)
Net cash flows from financing activities	5,119,942	6,966,856

Net Change In Cash	1,609,442	1,765,336
Cash at Beginning of Period	$4,287,447	$3,591,109
Cash at End of Period	$5,896,889	$5,356,445

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as increase in Due to/from Tekcapital and Affiliates and related party convertible debt	157,835	151,467
Issuance of shares for prepayment to third party service provider	81,900	-
Issuance of shares for prepayment to brand ambassador	21,690	-

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2024 and 2023 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 19% of our issued and outstanding shares of common stock and was our largest shareholder as of June 30, 2024. Innovative Eyewear has licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

Certain prior period amounts have been reclassified to conform to current period presentation; approximately $22,000 of capitalized costs related to the Company’s website previously reported within Capitalized software costs are now reported within Property and equipment, net.

Change in Capital Structure

As described more fully in Note 11, effective July 18, 2024, the Company effected a 1-for-20 reverse stock split for all of its issued and outstanding common stock. All share and per share amounts presented in these financial statements and accompanying notes, including but not limited to shares issued and outstanding, dollar amounts of common stock and additional paid-in capital, earnings/(loss) per share, and warrants and options, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized common shares or par value per common share as a result of this change.

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

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Receivable balances are written-off against the allowance when such balances are deemed to be uncollectible.

A roll forward of the allowance for doubtful accounts for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023
Balance at January 1	$25,772	$92,646
Bad debt expense (recovery)	(3,687)	5,814
Write-offs	-	(142)
Other	217	-
Balance at June 30	$22,302	$98,318

Inventory

The Company’s inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 and $31,637 as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the Company recorded an inventory prepayment in the amount of $70,779 and $323,520, respectively, related to down payments for eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

Capitalized Software

The Company has incurred software development costs related to development of the Vyrb application, and had previously capitalized approximately $88,000 of these costs related to coding, development, and testing subsequent to establishing technical feasibility of the app, as it was the Company’s intention to market and sell this software externally.

Although we launched Vyrb as an open beta version in 2021, and continued to add new features to the app throughout 2022 and 2023, we had not officially launched the Vyrb app. During 2024, management decided to shift our primary software development focus to the Lucyd app, which was launched in April 2023 as a free application that enables the user to converse with the extremely popular ChatGPT AI language model on our glasses. Certain elements and features developed for the Vyrb app may potentially be incorporated into future releases of the Lucyd app.

Based on this decision, during the three and six months ended June 30, 2024, we expensed the previously-capitalized Vyrb software development costs totalling approximately $88,000 to research and development expense.

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

For awards of restricted stock units and shares of common stock, the fair value of the award is based on the quoted market price of our common shares on the NASDAQ stock exchange.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the six months ended June 30, 2024 and 2023, we recognized $15,000 of revenue for each period, that was included in the contract liability balances as of January 1, 2024 and 2023, respectively.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $8,536 and $40,933 as June 30, 2024 and December 31, 2023, respectively.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the three months ended June 30, 2024, the Company raised approximately $5.2 million of net proceeds through the issuance of equity via a combination of at-the-market offerings and registered direct offerings (see Note 9 for details). The Company has also entered into an agreement with a related party, under which the Company may borrow up to $1.25 million (see Note 6 for details); as of June 30, 2024, the Company has not borrowed any amounts under this agreement. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds this year if management believes it would be beneficial.

NOTE 4 – INCOME TAX PROVISION

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded a tax provision for the three and six months ended June 30, 2024 and 2023 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – TANGIBLE AND INTANGIBLE ASSETS

	June 30,	December 31,
Property & Equipment	2024	2023
Mobile Kiosk Display	$160,381	$127,333
Computer Equipment	44,901	44,901
Office Equipment	12,991	10,291
Internal-Use Software and Website Costs	53,300	53,300
Property and equipment, gross	271,573	235,825
Less: Accumulated depreciation	(140,928)	(80,977)
Property and equipment, net	$130,645	$154,848

Depreciation expense for the three months ended June 30, 2024 and 2023 was $38,292 and $18,672, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2023 was $59,951 and $28,979, respectively.

	June 30,	December 31,
Finite-lived intangible assets	2024	2023
Patent Costs	$407,295	$329,232
Intangible assets, gross	407,295	329,232
Less: Accumulated amortization	(58,100)	(42,803)
Intangible assets, net	$349,195	$286,429

Amortization expense for the three months ended June 30, 2024 and 2023 was $7,483 and $11,860, respectively.

Amortization expense for the six months ended June 30, 2024 and 2023 was $15,297 and $17,816, respectively.

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

New Lucyd Ltd. Financing Agreement

On March 1, 2024, the Company entered into an agreement with Lucyd Ltd. pursuant to which the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, it will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of the Company’s common stock upon certain conversion events. Upon issuance, the convertible note will have a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest, if any, will be payable in full in cash or in the Company’s common stock. The Company will be able to prepay the convertible notes at any time with the written consent of Lucyd Ltd. The Company has not borrowed any amounts under this agreement.

Loan to Tekcapital Europe, Ltd.

On January 11, 2024, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company loaned 600,000 British pounds sterling (equivalent to approximately $768,000) to Tekcapital Europe, Ltd. The loan bore simple interest at a rate of 10% per annum and was required to be repaid on or before April 11, 2024. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan.

Tekcapital Europe, Ltd. repaid substantially all of the principal balance of the loan in March 2024. As of March 31, 2024, the only amounts remaining outstanding and payable to us under the loan were 7,616 British pounds sterling of principal and 10,717 British pounds sterling of accrued interest (in total, approximately $23,000). These remaining amounts were repaid to us during the three months ended June 30, 2024, and as of June 30, 2024, no amount remains outstanding or payable under this agreement.

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

During the three months ended June 30, 2024 and 2023, the Company incurred $35,000 in each respective period under the management services agreement. During the six months ended June 30, 2024 and 2023, the Company incurred $70,000 in each respective period under the management services agreement.

Rent of Office Space

Under an agreement between the Company and Tekcapital, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $23,274 and $22,992 of expense related to this month-to-month arrangement for the three months ended June 30, 2024 and 2023, respectively, and recognized $46,505 and $45,760 of expense related to this month-to-month arrangement for the six months ended June 30, 2024 and 2023, respectively.

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

Also, on January 3, 2024, entered into a multi-year non-exclusive license agreement with a third party (IngenioSpec, LLC) for multiple smart eyewear patents. Pursuant to this license agreement, the Company added licenses for 46 new patents to its portfolio of owned and licensed patents and applications. The Company fully prepaid this license for the term of the agreement, and as of June 30, 2024 does not have any obligation for future payments under this agreement.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by a related party (see Note 6). We consider our current office space adequate for our current operations.

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding the number of options, exercise price, and remaining contractual life as of and during the six months ended June 30, 2024 (as retroactively adjusted for the reverse stock split described in Note 11) is as follows:

	Weighted Average Exercise Price per share ($)	Options (Number)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2024	41.60	144,726	2.22
Granted	8.40	500
Exercised	-	-
Forfeited / Expired	21.84	(30,750)
As at June 30, 2024	46.77	114,476	2.14
Exercisable as at June 30, 2024	57.44	83,540	1.46

As of June 30, 2024, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero , and unrecognized stock option expense of approximately $293,000 remains to be recognized over the next 0.71 years.

During the six months ended June 30, 2024, we granted options to purchase an aggregate of 500 shares of common stock at $8.402 per share to an employee, of which 1/5 vested immediately, and 1/5 were to vest on each six-month anniversary of the grant date. The options were to expire on January 11, 2029. However, the employee later separated from the Company, and these options were all forfeited or expired.

Restricted Stock Units

During the three and six months ended June 30, 2024, we recognized $5,075 and $10,150 of expense, respectively, related to restricted stock units awarded in 2023; as of June 30, 2024, unrecognized restricted stock unit expense of approximately $8,500 remains to be recognized between July 1, 2024 and November 30, 2024.

Stock Grants

On March 28, 2024, we entered into an agreement for a third party to provide us with financial advisory and investment banking services, for a minimum term of six months. As consideration for the services provided to the Company, we issued to the counterparty 15,000 shares of our common stock. The total value of consideration transferred, measured using the fair value of our common stock at the date of issuance, was $81,900. During the three and six months ended June 30, 2024, we recognized $40,950 of expense related to this arrangement, and will recognize the remaining expense of $40,950 during the three months ending September 30, 2024.

On April 1, 2024, we entered into a brand ambassador agreement with an individual for a two-year term. As compensation for the first year of the agreement, we issued the individual 4,500 shares of our common stock. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690. During the three and six months ended June 30, 2024, we recognized $5,423 of expense related to this arrangement, and will recognize the remaining expense for these shares awarded of $16,267 on a straight-line basis from July 1, 2024 through March 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

At-the-Market Offerings

On April 15, 2024, the Company entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock.

From April 15, 2024 through April 28, 2024, the Company sold 2,828 shares of common stock and received approximately $13,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $12,000.

Following the first registered direct offering described below, from May 2, 2024 through May 24, 2024, the Company sold 34,900 shares of common stock and received approximately $536,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $518,000.

Following the second registered direct offering described below, from June 13, 2024 through June 30, 2024, the Company sold 246,743 shares of common stock and received approximately $1,918,000 of gross proceeds before deducting sales agent commissions and offering expenses, and the net proceeds received by the Company from these transactions amounted to approximately $1,845,000.

The Company also paid $50,000 of legal fees to HCW during the three months ended June 30, 2024; this payment has been reflected in the unaudited condensed financial statements as a reduction to additional paid in capital, as it represents a related cost of the at-the-market equity offering transactions.

First Registered Direct Offering

On May 1, 2024, the Company closed on a registered direct offering of 210,043 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 210,043 shares of common stock at an exercise price of $4.88 per share, for a combined purchase price per share and warrant of $4.88. In exchange, the Company received approximately $1.0 million of gross proceeds, before deducting underwriting discounts and offering expenses. In addition, the Company issued to the placement agent warrants to purchase up to 15,754 shares of common stock at an exercise price of $6.10 per share. The net proceeds received by the Company from this transaction amounted to approximately $837,000. We intend to use the net proceeds of this offering primarily for working capital and general corporate purposes.

Approximately $100,000 of the net proceeds received from this registered direct offering were used to pay a former agent for their waiver of a contractual right of first refusal; such payment has been reflected in the unaudited condensed financial statements as a reduction to additional paid in capital, as it represents a related cost of the equity transaction.

Second Registered Direct Offering

On May 29, 2024, the Company closed on a registered direct offering of 263,159 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 263,159 shares of common stock at an exercise price of $9.50 per share, for a combined purchase price per share and warrant of $9.50. In exchange, the Company received approximately $2.5 million of gross proceeds, before deducting underwriting discounts and offering expenses. In addition, the Company issued to the placement agent warrants to purchase up to 19,737 shares of common stock at an exercise price of $11.876 per share. The net proceeds received by the Company from this transaction amounted to approximately $2.1 million. We intend to use the net proceeds of this offering primarily for working capital and general corporate purposes.

Other Matters

During the three and six months ended June 30, 2024, the Company made a release payment of $325,000 to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings described above. This payment is reflected within General and administrative expenses in the condensed statements of operations.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period.

Due to the net losses for all periods presented in the condensed statements of operations, all shares underlying the common stock options, common stock warrants, and related party convertible debt were excluded from the earnings per share calculation due to their anti-dilutive effect.

The calculation of net earnings/(loss) per share (as retroactively adjusted for the reverse stock split described in Note 11) is as follows:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic and diluted:
Net loss	$(1,948,399)	$(1,287,802)	$(3,919,710)	$(2,718,612)
Weighted-average number of common shares	1,044,211	503,670	896,685	476,357
Basic and diluted net loss per common share	$(1.87)	$(2.56)	$(4.37)	$(5.71)

NOTE 11 – SUBSEQUENT EVENTS

Reverse Stock Split

At our annual meeting of shareholders on July 8, 2024, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio between 1-for-14 and 1-for-24. Subsequently, the board of directors authorized a reverse stock split in a ratio of 1-for-20 shares, and we filed with the Florida Secretary of State a certificate of amendment to our articles of incorporation.

Effective July 18, 2024, each 20 shares of the Company’s issued and outstanding common stock were combined into one share of common stock, except to the extent that the reverse stock split would have resulted in any of the Company’s stockholders owning a fractional share, in which case such fractional share was rounded up to the next highest whole share. Additionally, pursuant to their terms, the shares of common stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices.

All share and per share amounts presented in these financial statements and accompanying notes, included but not limited to shares issued and outstanding, earnings/(loss) per share, and warrants and options, as well as the dollar amounts of common stock and additional paid-in capital, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure.

There was no change to the total number of authorized common shares of 50,000,000, and there was no change in the par value per common share of $0.00001.

At-the-Market Offerings

On July 11, 2024, the Company further amended its prospectus document, and offered to sell up to $1,446,737 of shares of its common stock from time to time, through HCW acting as agent.

From July 12, 2024 through August 8, 2024, the Company sold 43,535 shares of common stock and received approximately $252,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $242,000.

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

Our flagship product, Lucyd Lyte®, enables the wearer to listen to music, take and make calls, and use voice assistants and ChatGPT to perform many common smartphone tasks hands-free. Notably, by the end of 2024 the Company anticipates completing its mission to introduce a smart upgrade for all four of the major types of eyewear: prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses. We believe this will expand our customer base significantly by having a large eyeglass and sunglass offering that better aligns with the needs of optical retailers. To date, most Lucyd products have been designed for sunglass use, so adding styles designed specifically for indoor eyeglass use has the opportunity to attract a much larger customer base and more optical retail partners. Additionally, the Lucyd Armor and Reebok® Powered by Lucyd frames will align with the style and performance needs of safety and sport eyewear users respectively, for which we have not previously had a suitable product offering.

Products and History

In January 2020, we introduced our first beta product and began market testing.

In January 2021, we officially launched our first commercial product, Lucyd Lyte. This initial product offering embodied our goal of creating smart eyewear for all-day wear that looks like and is priced similarly to designer eyewear, but is also lightweight and comfortable, and enables the wearer to remain connected to their digital lives. The product was initially launched with six styles, and in September 2021, an additional six styles were added, including the Company’s first titanium-front smart eyewear. A final four styles were added to this collection in 2022, including the Company’s first matte finish and tortoise style models, along with improvements to hinge design.

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

In January 2024, we launched the Nautica® Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo. This collection introduced the Company’s first “global fit” style, which supports low nose bridge customers.

In April 2024, we launched the Eddie Bauer® Powered by Lucyd smart eyewear collection in four different styles, which showcases the first-to-market rimless smart eyewear design. We believe the Eddie Bauer collection is the Company’s most premium product to date, and features brushed titanium hardware, improved sound quality, and includes the patent-pending Lucyd Dock with every unit.

We anticipate launching the Reebok® Powered by Lucyd smart eyewear collection later in the second half of 2024, followed by a Reebok® Optical Smart Eyewear collection in the first half of 2025.

Our current product offering consists of 33 different models, which offers a similar amount of style variety as many traditional eyewear collections. The Company is continuously iterating and improving its frame lineup, offering a mixture of “Lucyd icons” (styles that have consistently performed well since the introduction of Lucyd Lyte) and new styles seasonally to align with market trends and evolving consumer demand. All styles are available with 80+ different lens types, resulting in thousands of variations of products currently available. The Company currently has over 100 licensed patents and applications.

Since the launch of Lucyd Lyte, we have witnessed interest and demand from customers throughout the United States and have sold thousands of our smart glasses. Within six months of the launch of Lucyd Lyte, several optical stores in the United States and Canada have onboarded the product and we have had discussions with several other large eyewear chains regarding our frames. We believe smart eyewear is a product category whose time has come, and we believe we are well positioned to capitalize on and help develop this exciting new sector – where eyewear meets electronics in a user-friendly, mass market format, priced similarly to designer eyewear.

Software and Apps

In April 2023, we introduced a major software upgrade for our glasses with the launch of the Lucyd app for iOS and Android. This free application enables the user to converse with the extremely popular ChatGPT AI language model on our glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. The app deploys a powerful and unique Siri integration with the Open AI API for ChatGPT, developed internally by the Company. The Company has filed a patent application related to this software.

In the second quarter of 2024, we added a Pro version of the app, which provides unlimited ChatGPT interactions and priority tech support for a modest monthly or annual fee. The Company anticipates that this will become a new revenue stream for our business, and will represent our first diversification in product revenue from frames and lenses.

In July 2024, we launched a new feature called “Walkie” for the Lucyd app, which enables thousands of users to join each other on walkie-talkie style communication channels. This feature was designed with the upcoming smart safety glass product in mind, to enable coworking teams to communicate freely on smart eyewear. We plan to launch more new features for the Lucyd app in the future, such as an audio equalizer enabling the user to optimize sound output for different types of content such as calls and podcasts, a “Find My Glasses” feature, and touch control customizations.

We believe these developments make our Lucyd eyewear perhaps the smartest smartglasses available today, and represent a significant marketing opportunity for our core smartglass products.

A large part of our strategy is not just to provide a leading smart eyewear platform, but to build a highly functional mobile software and interactive retail fixture ecosystem to support user adoption and “stickiness” with our products. While the Lucyd app provides additional value to end users after purchase, we also wanted to make the purchase process itself more engaging and tech-forward. To this end, we have also developed all-new interactive LCD retail fixtures, featuring a new proprietary kiosk app that we have just recently developed in-house. These new displays offer a complete Lucyd experience, including virtual try-on, social media content, detailed product info and videos, and seamless music demos. The new display systems, installed with the Lucyd shopping app, are expected to provide an immersive onboarding experience for prospective customers in retail stores carrying our frames, and will start shipping to partners in the fourth quarter of 2024.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, we believe our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores. To support this growth, we have partnered with Windsor Eyes as our premier distributor for the optical market. Windsor Eyes brings decades of experience in the eyewear industry and a team of experienced, professional eyewear sales reps. In July 2024, they have just started to market our frames, and have already introduced our frames into three new eyewear retailers. We currently offer an expansive line of 33 different styles and several accessories (including our co-branded product offerings with Nautica and Eddie Bauer), and are in the process of expanding our product offerings to include co-branded eyewear with other well-known brands like Reebok. In total, the Company expects to offer 38 total smart eyewear models by the end of 2024.

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

As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. As of June 30, 2024, 73 digital display systems have been deployed to retailers. Enhanced countertop and freestanding displays with large, interactive screens and engaging social media content are planned to launch in the fourth quarter of 2024.

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

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of June 30, 2024, we had over 20,000 cumulative total orders from customers online since inception. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We expect to allocate a significant portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Revenues

Our revenue is generated from the sales of prescription and non-prescription optical glasses and sunglasses, and shipping charges associated with these purchases, which are charged to the customer. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com.

Our flagship Lucyd Lyte XL brand frames are priced at $179 on acetate models and $199 on titanium models for non-prescription glasses across all of our online channels. Our co-branded Nautica® Powered by Lucyd and Eddie Bauer® Powered by Lucyd frames are priced at $199 – $219 and $249 – $299, respectively.

When adding a prescription lens upgrade to our glasses on the Lucyd.co website, the price can increase from between $40 for a basic clear prescription lens, all the way up to $449 for our proprietary Blueshift transitional blue light lenses in a progressive high index (ultra-thin) format. Glasses with prescription lenses are provided by the Company through our website Lucyd.co, while our sales through Amazon and to our retail partners only include non-prescription glasses (with rare exceptions, such as a reseller ordering a customized unit for display purposes). Lens customizations remain an important product differentiator and upselling opportunity.

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

Operating Expenses

Our operating expenses consist primarily of:

●	general and administrative expenses that primarily include payroll and consulting expenses, IT & software, legal, and other administrative expenses;

●	sales and marketing expenses including cost of online advertising, marketing agency fees, influencers, trade shows, and other initiatives;

●	related party management fees for a range of back-office services provided by Tekcapital; and

●	research and development expenses related to (i) development of new styles and features of our smart eyewear, (ii) development and improvement of our e-commerce website, and (iii) development of software and apps for wearables.

Interest and Other Income, Net

Interest and other income, net, primarily includes interest, dividends, and investment returns from our investments in money market funds and U.S. Treasury bills, as well as interest income and expense related to loans with related parties.

Results of Operations – Quarterly

The following table summarizes our results of operations for the three months ended June 30, 2024 (the “current quarter”) and the three months ended June 30, 2023 (the “prior year quarter”):

	Three months ended		Three months ended
	June 30,		June 30,
	2024		2023		Change
Revenues, net	$308,682	100%	$169,929	100%	$138,753	82%
Less: Cost of Goods Sold	(253,506)	82%	(199,745)	118%	(53,761)	27%
Gross Profit (Deficit)	55,176	18%	(29,816)	-18%	84,992	-285%

Operating Expenses:
General and administrative	(1,295,299)	420%	(968,354)	570%	(326,945)	34%
Sales and marketing	(442,433)	143%	(103,643)	61%	(338,790)	327%
Research and development	(256,802)	83%	(197,478)	116%	(59,324)	30%
Related party management fee	(35,000)	11%	(35,000)	21%	-	0%
Total Operating Expenses	(2,029,534)	657%	(1,304,475)	768%	(725,059)	56%

Other Income (Expense)	25,959	-8%	47,586	-28%	(21,627)	-45%
Interest Expense	-	0%	(1,097)	1%	1,097	-100%
Total Other Income (Expense), net	25,959	-8%	46,489	-27%	(20,530)	-44%

Net Loss	$(1,948,399)	631%	$(1,287,802)	758%	$(660,597)	51%

Revenues

Our revenues for the three months ended June 30, 2024 were $308,682, representing an increase of 82% as compared to revenues of $169,929 during the three months ended June 30, 2023. The increase in revenue was primarily driven by significant growth in the e-commerce channel, with net sales through our Lucyd.co website growing by more than 200% from the prior year quarter, and was primarily attributable to our recent new product launches (including the Lyte XL collection in the fourth quarter of 2023, and the co-branded Nautica® Powered by Lucyd and Eddie Bauer® Powered by Lucyd collections in the first half of 2024). We believe our brand partnerships play a significant role in our revenue growth by offering a more diversified product line that speaks to consumers from different demographics (for example, Nautica® generally appeals to a more fashion-forward customer than Lucyd Lyte, and Eddie Bauer® generally appeals to an older demographic than our other lines).

Wholesale revenue decreased approximately 8% from the prior year quarter, largely driven by a change in our focus from small, independent retailers to major national retailers, the latter of which have slower product approval and purchasing cycles. However, we believe that focusing on introducing our product in major national retailers will have a significant positive impact on the Company’s revenues in the next 3 to 21 months.

For the three months ended June 30, 2024, approximately 59% of sales were processed on our online store (Lucyd.co), 25% on Amazon.com, and 16% with reseller partners. This sales channel mix positively impacted our revenue for the current quarter as compared with the prior year quarter, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the three months ended June 30, 2024, we generated an aggregate of $227,545 of revenue from sales of non-prescription frames and accessories, and $81,137 from sale of frames with prescription lenses. All of the $76,641 in sales generated on Amazon.com during the current quarter were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $182,521 in online sales generated through Lucyd.co, $81,137 was related to frames with prescription lenses and $101,384 was related to glasses with non-prescription lenses. E-commerce sales remain to be the most material portion of our sales to date; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for growth. We anticipate that as smart eyewear becomes more normalized for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector.

For the three months ended June 30, 2023, approximately 32% of sales were processed on our online store (Lucyd.co), 36% on Amazon, and 32% with reseller partners. For the three months ended June 30, 2023, we generated $139,144 of revenue from sales of non-prescription frames and accessories, and $30,784 from sales of frames with prescription lenses. All of the $62,212 in sales generated on Amazon.com during the 2023 period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $52,389 in online sales generated through Lucyd.co, $30,784 was related to frames with prescription lenses and $21,605 was related to glasses with non-prescription lenses.

Cost of Goods Sold

Our total cost of goods sold increased to $253,506 for the three months ended June 30, 2024, as compared to $199,745 for the prior year quarter. This year-over-year increase of 27% was primarily driven by higher sales volumes during the current quarter as compared with the prior year quarter, partially offset by the impacts of certain period costs and other one-off items, most notably including approximately $44,000 of custom duties and taxes expensed in the prior year quarter which did not recur in the current quarter.

Cost of frames increased by approximately 124% from the prior year quarter, which was primarily attributable to the combination of (i) higher cost of goods sold associated with the new Eddie Bauer® Powered by Lucyd collection, due to the increased number of components, deluxe finishes, and materials, and (ii) the timing of physical inventory verification and cycle counts, and associated inventory adjustments.

Cost of lenses increased by approximately 65% from the prior year quarter, which was primarily attributable to sales volume increases, partially offset by management’s efforts to reduce lens fulfilment costs. We also recently contracted with a new lower-cost lens supplier in July 2024, which is expected to further reduce lens costs by as much as 40% starting in the third quarter of 2024.

Cost of goods sold for the three months ended June 30, 2024 included the cost of frames of $160,023; cost of prescription lenses incurred with our third-party vendor of $54,714; commissions, affiliate referral fees, and e-commerce platform fees of $27,205; shipping and logistics costs of $24,754; and inventory adjustment credits of $(13,990). Out of our total cost of goods sold for the current quarter of $253,506, $54,714 related to orders with prescription lenses, while $198,792 pertained to non-prescription orders. We anticipate that our cost of goods sold will improve in future periods as new products (i.e., Lucyd Armor and Reebok® Powered by Lucyd) from a new supplier are launched in the fourth quarter of 2024, as the frames for these product lines are designed for shorter wear periods, and accordingly have fewer components, thus reducing their price. We estimate that the unit cost of these new product lines will be at least 30% lower than our Lucyd Lyte models.

Cost of goods sold for the three months ended June 30, 2023 included the cost of frames of $71,564; cost of prescription lenses incurred with our third-party vendor of $33,092; commissions, affiliate referral fees, and e-commerce platform fees of $50,794; and custom duties and importation fees of $44,295. Out of our total cost of goods sold for the three months ended June 30, 2023 of $199,745, $33,092 related to orders with prescription lenses, while $166,653 pertained to non-prescription orders.

We anticipate further growth in sales in 2024, along with corresponding growth in total cost of goods sold, primarily from additional product related costs. As we continue to refine our product mix with sales data, we anticipate reducing our unit costs by focusing only on the highest volume, market-tested styles. We have also launched new Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer. Additionally, we have recently engaged a new local lens supplier based in Miami, Florida, starting in July 2024, which should significantly reduce our cost of lens fulfilment costs across the board starting in the third quarter of 2024, by as much as 40% per prescription order.

Gross Profit (Deficit)

Our gross profit for the current quarter was $55,176, as compared to a gross deficit of $(29,816) for the prior year quarter. Our gross margin was positive 18% in the current quarter and negative 18% in the prior year quarter, representing an improvement of approximately 36 percentage points from the prior year period.

This increase in gross profit and gross margin was primarily attributable to certain period costs and other one-off items, including approximately $44,000 of custom duties and taxes expensed in the prior year quarter which did not recur in the current quarter, and inventory adjustment credits of approximately $14,000 in the current quarter. Together, these items represented approximately 22 percentage points of the total improvement in gross margin. The remaining improvement in gross margin was primarily attributable to the combination of (i) greater economies of scale as a result of higher unit volumes, and (ii) management’s recent efforts to reduce lens fulfilment costs (i.e. the change in our return policy in January 2024 to prohibit custom lens refunds, and the switch to a more affordable lab).

Overall, our gross profit indicates a positive trend, as our increase in net sales of 82% compared with our increase in cost of goods sold of 27% reflects our sales growth outpacing our fixed unit costs. This is reflective of reduced discounting online as we seek to improve our suitability as a provider to brick and mortar channels.

Ultimately, we believe that the majority of our business will come from frame sales to distributors and eyewear retailers, who will outfit lenses themselves for the final customer. We anticipate that the launch of Reebok co-branded products later this year will help us progress towards our long-term goal of shifting our sale mix over time more towards the wholesale channel, which carries higher margins for us as such sales to our third-party retail store partners do not include the cost of prescription lenses.

Operating Expenses

Our operating expenses increased by 56% to $2,029,534 for the three months ended June 30, 2024, as compared to $1,304,475 for the three months ended June 30, 2023. This increase was primarily due to the continued investments in the future growth and development of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by $326,945 or 34% to $1,295,299 for the three months ended June 30, 2024, as compared to $968,354 for the prior year quarter. This increase was primarily attributable to a $325,000 release payment made to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings during the current quarter.

The Company maintains a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, legal and professional services, etc.); as such, our general and administrative expenses are not expected to scale up significantly as our revenue increases.

Sales and marketing expenses

Our sales and marketing expenses increased by approximately $339,000 or 327% to $442,433 for the three months ended June 30, 2024, as compared to $103,643 for the three months ended June 30, 2023. This year-over-year increase is primarily attributable to the fact that the prior year quarter included a reversal of approximately $309,000 of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired without ever having vested, as the related performance conditions (sales quotas) for those awards were not met. Going forward, we expect our sales and marketing expense to typically fall within the range of $350,000 to $500,000 per quarter, with some variation to align with the timing of major product launches in order to maximize impact of spending.

From a long-term perspective, while we expect that sales and marketing expenses will scale up to some degree as our revenue increases, we anticipate that such increases in sales and marketing expenses will be mitigated somewhat by our planned focus on growing the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and as a result typically carries a lower marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs increased by 30% to $256,802 for the three months ended June 30, 2024, as compared to $197,478 for the three months ended June 30, 2023. This increase was primarily attributable to the write-off of approximately $88,000 of previously-capitalized software costs related to the development of the Vyrb app (which was launched as an open beta version in 2021, and has had new features added over time, but had never been officially launched) as a result of management’s decision in 2024 to de-emphasize the Vyrb app in favor of shifting our primary software development focus to the Lucyd app. Certain elements and features developed for the Vyrb app may potentially be incorporated into future releases of the Lucyd app.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended June 30, 2024 and 2023, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net in the three months ended June 30, 2024 was $25,959. This amount was primarily comprised of dividends from our investments in money market funds.

Total other income (expense), net in the three months ended June 30, 2023 was $46,489, and was primarily comprised of refunds of certain amounts that had been previously charged to the Company from the Parent and Affiliates in prior periods.

Results of Operations – Year to Date

The following table summarizes our results of operations for the six months ended June 30, 2024 (the “current six months”) and the six months ended June 30, 2023 (the “prior year six months”):

	Six months ended June 30, 2024		Six months ended June 30, 2023		Change
Revenues, net	$692,153	100%	$314,850	100%	$377,303	120%
Less: Cost of Goods Sold	(630,026)	91%	(334,375)	106%	(295,651)	88%
Gross Profit (Deficit)	62,127	9%	(19,525)	-6%	81,652	-418%

Operating Expenses:
General and administrative	(2,404,245)	347%	(1,962,126)	623%	(442,119)	23%
Sales and marketing	(1,103,728)	159%	(362,940)	115%	(740,788)	204%
Research and development	(473,103)	68%	(348,647)	111%	(124,456)	36%
Related party management fee	(70,000)	10%	(70,000)	22%	-	0%
Total Operating Expenses	(4,051,076)	585%	(2,743,713)	871%	(1,307,362)	48%

Other Income (Expense)	69,239	-10%	47,662	-15%	21,577	45%
Interest Expense	-	0%	(3,036)	1%	3,036	-100%
Total Other Income (Expense), net	69,239	-10%	44,626	-14%	24,613	55%

Net Loss	$(3,919,710)	566%	$(2,718,612)	863%	$(1,201,098)	44%

Revenues

Our revenues for the six months ended June 30, 2024 were $692,153, representing an increase of 120% as compared to revenues of $314,850 during the six months ended June 30, 2023. The increase in revenue was primarily attributable to significant growth in the e-commerce channel, largely driven by our significant investments in advertising and marketing initiatives during the latter portion of 2023 and through the current period, combined with recent new product launches (including the Lyte XL collection in the fourth quarter of 2023 and the co-branded Nautica® Powered by Lucyd and Eddie Bauer® Powered by Lucyd collections in the current six months).

Net sales through our Lucyd.co website and Amazon.com grew by more than 300% and by approximately 77%, respectively, from the prior year six months. This growth in e-commerce sales was partially offset by significant price discounts granted in the current six months (particularly during the first quarter of 2024), in order to respond to aggressive discounts offered by key competing products and support our continued market share growth.

Wholesale revenue decreased approximately 39% from the prior year six months, largely driven by a change in our focus from small, independent retailers to major national retailers, the latter of which have slower product approval and purchasing cycles. However, we believe that focusing on introducing our product in major national retailers will have a significant positive impact on the Company’s revenues in the next 3 to 21 months.

For the six months ended June 30, 2024, approximately 63% of sales were processed on our online store (Lucyd.co), 28% on Amazon.com, and 9% with reseller partners. This sales channel mix positively impacted our revenue for the current six months as compared with the prior year six months, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the six months ended June 30, 2024, we generated an aggregate of $500,287 of revenue from sales of non-prescription frames and accessories, and $191,866 from sale of frames with prescription lenses. All of the $190,260 in sales generated on Amazon.com during the current six months were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $438,441 in online sales generated through Lucyd.co, $191,866 was related to frames with prescription lenses and $246,575 was related to glasses with non-prescription lenses. E-commerce sales remain to be the most material portion of our sales to date; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for growth. We anticipate that as smart eyewear becomes more normalized for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector.

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

Cost of Goods Sold

Our total cost of goods sold increased to $630,026 for the six months ended June 30, 2024, as compared to $334,375 for the prior year six months. This year-over-year increase of 88% was primarily driven by higher sales volumes during the current six months as compared with the prior year comparable period, partially offset by the impacts of certain period costs and other one-off items, most notably including approximately $44,000 of custom duties and taxes expensed in the prior year six months which did not recur in the current six months.

Cost of frames increased by approximately 137% from the prior year six months, primarily related to the increase in sales volumes and also partially attributable to the combination of (i) higher cost of goods sold associated with the new Eddie Bauer® Powered by Lucyd collection, due to the increased number of components, deluxe finishes, and materials, and (ii) the timing of physical inventory verification and cycle counts, and associated inventory adjustments.

Cost of lenses increased by approximately 186% from the prior year six months, mainly driven by (i) the introduction of our new proprietary Blueshift premium lenses in August 2023, which are more expensive than other lenses to produce, and (ii) sales channel mix, as a higher relative proportion of our sales in the current six months were through our online store (Lucyd.co), and the cost of prescription lenses attributable to this channel increased our cost of goods sold while not impacting cost of goods sold for sales realized through Amazon or retail store partners. These cost increases were partially offset by management’s efforts to reduce lens fulfilment costs.

Cost of goods sold for the six months ended June 30, 2024 notably included, but was not limited to, the cost of frames of $345,001; cost of prescription lenses incurred with our third-party vendor of $157,782; commissions, affiliate referral fees, and e-commerce platform fees of $70,031; shipping and logistics costs of $40,668; and product certification costs of $29,100. Out of our total cost of goods sold for the current six months of $630,026, $157,782 related to orders with prescription lenses, while $472,244 pertained to non-prescription orders. We anticipate that our cost of goods sold will improve in future periods as new products (i.e., Lucyd Armor and Reebok® Powered by Lucyd) from a new supplier are launched in the fourth quarter of 2024, as the frames for these product lines are designed for shorter wear periods, and accordingly have fewer components, thus reducing their price. We estimate that the unit cost of these new product lines will be at least 30% lower than our Lucyd Lyte models.

Cost of goods sold for the six months ended June 30, 2023 notably included, but was not limited to, the cost of frames of $136,303; cost of prescription lenses incurred with our third-party vendor of $55,215; commissions, affiliate referral fees, and e-commerce platform fees of $67,382; custom duties and importation fees of $44,295; and quality assurance costs related to our products sold of $11,700. Out of $334,375 of our total cost of goods sold for the six months ended June 30, 2023, $55,215 related to orders with prescription lenses, while $279,159 pertained to non-prescription orders.

We anticipate further growth in sales in 2024, along with corresponding growth in total cost of goods sold, primarily from additional product related costs. As we continue to refine our product mix with sales data, we anticipate reducing our unit costs by focusing only on the highest volume, market-tested styles. We have also launched new Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer. Additionally, we have recently engaged a new local lens supplier based in Miami, Florida, starting in July 2024, which should significantly reduce our cost of lens fulfilment costs across the board starting the third quarter of 2024, by as much as 40% per prescription order.

Gross Profit (Deficit)

Our gross profit for the current six months was $62,127, as compared to a gross deficit of $(19,525) for the prior year six months. Our gross margin was positive 9% in the current six months and negative 6% in the prior year six months, representing an improvement of approximately 15 percentage points from the prior year period.

This change in gross profit and gross margin was primarily attributable to certain period costs and other one-off items, including approximately $44,000 of custom duties and taxes expensed in the prior year six months which did not recur in the current year, inventory adjustment credits of approximately $14,000 in the current six months, and product certification costs of approximately $29,000 in the current six months. Together, these items represented approximately 12 percentage points of the total improvement in gross margin. The remaining improvement in gross margin was primarily attributable to greater economies of scale as a result of higher unit volumes.

We are continuing to work with all of suppliers and vendors, including our prescription lens suppliers and our key frame suppliers, to reduce our unit costs. Ultimately, we believe that the majority of our business will come from frame sales to distributors and eyewear retailers, who will outfit lenses themselves for the final customer. We anticipate that the launches of more co-branded products later this year will help us progress towards our long-term goal of shifting our sale mix over time more towards the wholesale channel, which carries higher margins for us as such sales to our third-party retail store partners do not include the cost of prescription lenses.

Operating Expenses

Our operating expenses increased by 48% to $4,051,076 for the six months ended June 30, 2024, as compared to $2,743,713 for the six months ended June 30, 2023. This increase was primarily due to the continued investments in the future growth and development of our business and included, but was not limited to, the following:

General and administrative expenses

Our general and administrative expenses increased by 23% to $2,404,245 for the six months ended June 30, 2024, as compared to $1,962,126 for the prior year six months. This increase was largely driven by the combination of (i) a $325,000 release payment made to a shareholder counterparty during the current six months for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings during the second quarter of 2024, (ii) the cost of various licensing agreements we have entered into in order to support our co-branding initiatives and expand our patent portfolio, which are assessed annually in January, and (iii) higher investor relations costs. These increases were partially offset by a decrease in salary and employee-related expenses recorded to general and administrative expenses, primarily due to certain employees spending a higher relative proportion of their time working on research and development activities.

The Company maintains a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, legal and professional services, etc.); as such, our general and administrative expenses are not expected to scale up significantly as our revenue increases.

Sales and marketing expenses

Our sales and marketing expenses increased by 204% to $1,103,728 for the six months ended June 30, 2024, as compared to $362,940 for the six months ended June 30, 2023. This year-over-year increase is primarily attributable to the combination of the following main drivers:

●	the restructuring of our e-commerce business during the prior year six months, during which we temporarily paused and postponed our marketing spending, and management made a tactical decision to preserve a significant portion of our marketing budget for later in the year, in order to better align the timing of marketing spending with major new product launches and thus maximize impact. In the latter portion of 2023 and continuing through the current six months, we have significantly increased our advertising and marketing efforts, particularly in the areas of spending on paid ads on websites and social media platforms, in order to drive growth in our revenues and market share.

●	the fact that the prior year six months included a reversal of approximately $309,000 of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired without ever having vested, as the related performance conditions (sales quotas) for those awards were not met.

From a long-term perspective, while we expect that sales and marketing expenses will scale up to some degree as our revenue increases, we anticipate that such increases in sales and marketing expenses will be mitigated somewhat by our planned focus on growing the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and as a result typically carries a lower marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure

Research and development costs

Our research and development costs increased by 36% to $473,103 for the six months ended June 30, 2024, as compared to $348,647 for the six months ended June 30, 2023.

This increase was primarily attributable to the write-off of approximately $88,000 of previously-capitalized software costs related to the development of the Vyrb app (which was launched as an open beta version in 2021, and has had new features added over time, but had never been officially launched) as a result of management’s decision in 2024 to de-emphasize the Vyrb app in favor of shifting our primary software development focus to the Lucyd app. Certain elements and features developed for the Vyrb app may potentially be incorporated into future releases of the Lucyd app.

Also contributing to the year-over-year increase were (i) an increase in allocated salary and employee-related expenses, primarily due to certain employees spending a higher relative proportion of their time working on research and development activities, and (ii) new mold costs associated with the creation of the safety and sport (Reebok) product format.

Related party management fee

Our related party management fee was $70,000 for each of the six months ended June 30, 2024 and 2023, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net in the six months ended June 30, 2024 was $69,239. This amount was primarily comprised of dividends from our investments in money market funds, and, to a lesser extent, interest income earned on a short-term loan to a related party.

Total other income (expense), net in the six months ended June 30, 2023 was $44,626, and was primarily comprised of refunds of certain amounts that had been previously charged to the Company from the Parent and Affiliates in prior periods.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, our cash and cash equivalents were approximately $5.9 million and $4.3 million, respectively. Our working capital (current assets less current liabilities) was approximately $6.8 million and $5.0 million as of June 30, 2024 and December 31, 2023, respectively.

Cash Flow

	Six months ended June 30, 2024	Six months ended June 30, 2023
Net cash flows from operating activities	$(3,396,689)	$(3,086,259)
Net cash flows from investing activities	(113,811)	(2,115,261)
Net cash flows from financing activities	5,119,942	6,966,856
Net Change in Cash	$1,609,442	$1,765,336

Net cash flows used in operating activities for the six months ended June 30, 2024 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, and research and development.

Net cash flows used in investing activities for the six months ended June 30, 2024 are mainly related to the continuing growth and expansion of our patent portfolio.

Net cash flows used in financing activities for the six months ended June 30, 2024 are mainly driven by proceeds from equity offerings as described below.

Equity Offerings

At-the-Market Offerings

On April 15, 2024, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock. Under this agreement, during the three months ended June 30, 2024, we sold a total of 284,471 shares and received approximately $2.5 million of gross proceeds, before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from sales under the ATM Agreement amounted to approximately $2.4 million. We intend to use the net proceeds from sales under the ATM Agreement primarily for working capital and general corporate purposes.

First Registered Direct Offering

On May 1, 2024, the Company closed on a registered direct offering of 210,043 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 210,043 shares of common stock at an exercise price of $4.88 per share, for a combined purchase price per share and warrant of $4.88. In exchange, the Company received approximately $1.0 million of gross proceeds, before deducting underwriting discounts and offering expenses. In addition, the Company issued to the placement agent warrants to purchase up to 15,754 shares of common stock at an exercise price of $6.10 per share. The net proceeds received by the Company from this transaction amounted to approximately $0.8 million. We intend to use the net proceeds of this offering primarily for working capital and general corporate purposes.

Approximately $0.1 million of the net proceeds received from this registered direct offering were used to pay a former agent for their waiver of a contractual right of first refusal; such payment has been reflected in the unaudited condensed financial statements as a reduction to additional paid in capital, as it represents a related cost of this equity transaction.

Second Registered Direct Offering

On May 29, 2024, the Company closed on a registered direct offering of 263,159 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 263,159 shares of common stock at an exercise price of $9.50 per share, for a combined purchase price per share and warrant of $9.50. In exchange, the Company received approximately $2.5 million of gross proceeds, before deducting underwriting discounts and offering expenses. In addition, the Company issued to the placement agent warrants to purchase up to 19,737 shares of common stock at an exercise price of $11.876 per share. The net proceeds received by the Company from this transaction amounted to approximately $2.1 million. We intend to use the net proceeds of this offering primarily for working capital and general corporate purposes.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents (including the proceeds from the equity offerings described above), plus the availability to borrow funds via the March 2024 related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Estimates

There have been no material changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 25, 2024.

Subsequent Events – Change in Capital Structure

On July 8, 2024, the Company filed with the Florida Secretary of State a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) which became effective on July 16, 2024 to effect a one-for-twenty (1-for-20) reverse stock split (the “Reverse Stock Split”) of shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”). The Reverse Stock Split was approved by the Company’s stockholders at the 2024 annual meeting on July 8, 2024.

As a result of the Reverse Stock Split, each twenty (20) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split; to the extent that the Reverse Stock Split would have resulted in any of the Company’s stockholders owning a fractional share, such fractional share was rounded up to the next highest whole share. On July 18, 2024, immediately following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 28,029,462 shares to 1,534,858 shares. Additionally, pursuant to their terms, the shares of Common Stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices. The number of authorized shares of Common Stock under the Certificate of Incorporation remained unchanged.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2024.

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Innovative Eyewear, Inc.
(Registrant)

Date: August 12, 2024	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Konrad Dabrowski
Konrad Dabrowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)