Form 10-Q
period 2024-09-30
Innovative Eyewear Inc
filed 2024-11-12
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, there were 2,442,248 shares of the Company’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, our strategy, competition, future operations and production capacity, our supply chain and logistics, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans, and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023, and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements except as required by law.

Innovative Eyewear, Inc.

i

Unless specifically set forth to the contrary, when used in this report the terms “Innovative Eyewear,” the “Company,” “we,” “our,” “us,” and similar terms refer to Innovative Eyewear, Inc. The information which appears on our website lucyd.co is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

September 30, 2024 (Unaudited) and December 31, 2023

	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$4,543,826	$4,287,447
Investments in debt securities (U.S. Treasury bills)	4,895,184	-
Accounts receivable, net	80,887	93,211
Prepaid expenses	324,775	313,648
Inventory prepayment	139,065	323,520
Inventory	915,185	533,239
Due from Tekcapital and Affiliates	33,774	6,256
Other current assets	59,447	59,447
Total Current Assets	10,992,143	5,616,768

Non-Current Assets
Patent costs, net	431,034	286,429
Capitalized software costs	-	88,073
Property and equipment, net	106,689	154,848
Other non-current assets	66,972	72,644
TOTAL ASSETS	$11,596,838	$6,218,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$607,950	$581,986
Deferred revenue	45,013	42,500
Total Current Liabilities	652,963	624,486

Non-Current Liabilities
Deferred revenue	12,950	35,450
TOTAL LIABILITIES	665,913	659,936

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 2,420,934 and 747,416 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)(1)	24	7
Additional paid-in capital(1)	33,540,703	22,528,234
Accumulated deficit	(22,609,802)	(16,969,415)
TOTAL STOCKHOLDERS’ EQUITY	10,930,925	5,558,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,596,838	$6,218,762

(1)	Retroactively adjusted the values of Common stock and Additional paid-in capital as well as the number of shares issued and outstanding in order to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 9.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$253,599	$221,875	$945,752	$536,725
Less: Cost of Goods Sold	(194,255)	(141,531)	(824,281)	(475,906)
Gross Profit	59,344	80,344	121,471	60,819

Operating Expenses:
General and administrative	(1,121,972)	(915,537)	(3,526,217)	(2,877,663)
Sales and marketing	(533,066)	(533,902)	(1,636,794)	(896,842)
Research and development	(131,369)	(192,701)	(604,472)	(541,348)
Related party management fee	(35,000)	(35,000)	(105,000)	(105,000)
Total Operating Expenses	(1,821,407)	(1,677,140)	(5,872,483)	(4,420,853)

Other Income	41,386	45,691	110,625	93,353
Interest Expense	-	-	-	(3,036)
Total Other Income (Expense), net	41,386	45,691	110,625	90,317

Net Loss	$(1,720,677)	$(1,551,105)	$(5,640,387)	$(4,269,717)

Weighted average number of shares outstanding(1)	1,736,803	747,416	1,178,768	586,807
Loss per share, basic and diluted(1)	$(0.99)	$(2.08)	$(4.78)	$(7.28)

(1)	Retroactively adjusted shares outstanding and per share information to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 9.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
Balances as of January 1, 2024	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	15,000	-	81,900	-	81,900
Issuance of shares related to vesting of restricted share units	815	-	-	-	-
Stock-based compensation	-	-	232,154	-	232,154
Net loss	-	-	-	(1,971,311)	(1,971,311)
Balances as of March 31, 2024	763,231	$7	$22,842,288	$(18,940,726)	$3,901,569

At-the-Market Offerings	284,471	3	2,324,576	-	2,324,579
First Registered Direct Offering	210,043	2	737,298	-	737,300
Second Registered Direct Offering	263,159	3	2,134,048	-	2,134,051
Issuance of shares to brand ambassador	4,500	-	21,690	-	21,690
Issuance of shares related to vesting of restricted share units	1,630	-	-	-	-
Stock-based compensation	-	-	173,305	-	173,305
Net loss	-	-	-	(1,948,399)	(1,948,399)
Balances as of June 30, 2024	1,527,034	$15	$28,233,205	$(20,889,125)	$7,344,095

At-the-Market Offerings	273,517	3	1,398,552	-	1,398,555
Exercises of warrants related to inducement agreements	538,426	5	3,503,874	-	3,503,879
Exercises of warrants	81,957	1	299,997	-	299,998
Stock-based compensation	-	-	105,075	-	105,075
Net loss	-	-	-	(1,720,677)	(1,720,677)
Balances as of September 30, 2024	2,420,934	$24	$33,540,703	$(22,609,802)	$10,930,925

Balances as of January 1, 2023	434,042	$4	$14,330,412	$(10,305,987)	$4,024,429

Exercises of warrants by stockholders	22,926	-	1,532,250	-	1,532,250
Stock-based compensation	-	-	424,431	-	424,431
Net loss	-	-	-	(1,430,810)	(1,430,810)
Balances as of March 31, 2023	456,968	$4	$16,287,093	$(11,736,797)	$4,550,300

Exercises of stock options	11,518	-	17,650	-	17,650
Exercises of warrants by stockholders	18,019	-	1,204,200	-	1,204,200
Exercises of warrants related to private placement transaction	8,417	-	391,268	-	391,268
Second public offering	252,494	3	4,115,685	-	4,115,688
Stock-based compensation	-	-	(40,180)	-	(40,180)
Net loss	-	-	-	(1,287,802)	(1,287,802)
Balances as of June 30, 2023	747,416	$7	$21,975,716	$(13,024,599)	$8,951,124

Stock-based compensation	-	-	242,235	-	242,235
Net loss	-	-	-	(1,551,105)	(1,551,105)
Balances as of September 30, 2023	747,416	$7	$22,217,951	$(14,575,704)	$7,642,254

(1)	Retroactively adjusted the values of Common stock and Additional paid-in capital as well as the number of shares issued and outstanding in order to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 9.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Operating Activities
Net Loss	$(5,640,387)	$(4,269,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,907	45,996
Amortization	25,199	20,030
Non-cash interest expense	-	3,036
Stock-based compensation expense	510,534	626,486
Expenses paid by Tekcapital and Affiliates	217,368	222,459
(Recovery of) provision for doubtful accounts	(2,605)	(25,121)
Write-off of previously-capitalized software costs	88,073	-

Changes in operating assets and liabilities:
Accounts receivable	37,429	7,760
Accounts payable and accrued expenses	25,964	(92,745)
Prepaid expenses	47,740	(79,618)
Inventory	(197,491)	(885,940)
Contract assets and liabilities	7,908	2,080
Net cash flows from operating activities	(4,796,361)	(4,425,294)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(4,895,184)	(1,949,204)
Loan made to Tekcapital Europe, Ltd.	(767,940)	-
Repayment of amounts loaned to Tekcapital Europe, Ltd.	767,940	-
Patent costs	(169,804)	(154,752)
Purchases of property and equipment	(35,748)	(104,722)
Net cash flows from investing activities	(5,100,736)	(2,208,678)

Financing Activities
Proceeds from offerings of common stock and warrants	2,871,351	4,115,688
Proceeds from at-the-market offerings of common stock	3,723,134	-
Proceeds from exercises of warrants	3,803,877	3,127,718
Proceeds from exercise of stock options	-	17,650
Repayment of related party convertible debt	-	(109,499)
Repayment of amounts due to Tekcapital and Affiliates	(244,886)	(205,026)
Net cash flows from financing activities	10,153,476	6,946,531

Net Change In Cash	256,379	312,559
Cash at Beginning of Period	$4,287,447	$3,591,109
Cash at End of Period	$4,543,826	$3,903,668

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as increase in Due to/from Tekcapital and Affiliates and related party convertible debt	217,368	222,459
Issuance of shares for prepayment to third party service provider	81,900	-
Issuance of shares for prepayment to brand ambassador	21,690	-

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2024 and 2023 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 10.8% of our issued and outstanding shares of common stock as of September 30, 2024. Innovative Eyewear has licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® glasses.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

Certain prior period amounts have been reclassified to conform to current period presentation; approximately $22,000 of capitalized costs related to the Company’s website previously reported within Capitalized software costs are now reported within Property and equipment, net.

Change in Capital Structure

As described more fully in Note 9, effective July 18, 2024, the Company effected a 1-for-20 reverse stock split for all of its issued and outstanding common stock. All share and per share related amounts presented in these financial statements and accompanying notes, including but not limited to shares issued and outstanding, dollar amounts of common stock and additional paid-in capital, earnings/(loss) per share, and warrants and options, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized common shares or par value per common share as a result of this change.

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

Investments

As of September 30, 2024, the Company held investments in U.S. Treasury bills, which mature in March 2025. These investments are classified as “held-to-maturity” and are recorded at amortized cost of $4,895,184 in the accompanying condensed balance sheet. The aggregate fair value of these investments, based on quoted prices (unadjusted) in active markets for identical assets, is $4,901,300 as of September 30, 2024, which includes an unrealized gain of $6,116.

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. The Company, by policy, routinely assesses the financial strength of its customers. We generally offer “net 30” payment terms on wholesale orders of $1,500 or more, subject to the wholesale customer’s completion of a credit check application and credit card authorization form. For direct-to-consumer sales, payment is required before product is shipped.

Accounts receivable are reported at the amount billed to the customer, net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Receivable balances are written-off against the allowance when such balances are deemed to be uncollectible.

A roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Balance at January 1	$25,772	$92,646
Bad debt expense (recovery)	(2,605)	19,879
Write-offs(1)	-	(47,813)
Other(1)	218	(45,000)
Balance at September 30	$23,385	$19,712

(1)	During the nine months ended September 30, 2023, the Company entered into a settlement agreement with a former wholesale customer. As a result of this settlement, $47,646 of accounts receivable were written-off as uncollectible, while the $45,000 collected under the settlement agreement was reflected as a gain within general and administrative expenses in the condensed statement of operations.

Inventory

The Company’s inventory includes purchased eyewear and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 and $31,637 as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the Company recorded an inventory prepayment in the amount of $139,065 and $323,520, respectively, related to down payments for eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

Capitalized Software

The Company had previously incurred costs related to development of the Vyrb software application, and had previously capitalized approximately $88,000 of these costs related to coding, development, and testing (subsequent to establishing technical feasibility of the app), as it was the Company’s intention to market and sell this software externally.

Although we launched Vyrb as an open beta version in 2021, and continued to add new features to Vyrb throughout 2022 and 2023, we had not officially launched the Vyrb app. During 2024, management decided to shift our primary software development focus to the Lucyd app, which was launched in April 2023 as a free application that enables the user to converse with the extremely popular ChatGPT AI language model on our glasses. Certain elements and features developed for the Vyrb app may potentially be incorporated into future releases of the Lucyd app.

Based on this decision, during the nine months ended September 30, 2024, we expensed the previously-capitalized Vyrb software development costs totalling approximately $88,000 to research and development expense.

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

●	The expected term of the stock options is estimated based on the simplified method as allowed by Staff Accounting Bulletin No. 107.

●	The share price volatility is estimated using historical stock prices based upon the expected term of the options granted, using stock prices of comparably profiled public companies.

●	The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

For awards of restricted stock units and shares of common stock, the fair value of the award is based on the quoted market price of our common shares on the NASDAQ stock exchange.

Revenue Recognition

Our revenue is primarily generated from the sales of prescription and non-prescription optical glasses, sunglasses, and shipping charges, which are charged to the customer, associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com. We have also recently started to generate revenue from the sale of subscriptions to the “Pro” version of our Lucyd app, which provides unlimited ChatGPT interactions and priority tech support for a monthly or annual fee.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the nine months ended September 30, 2024 and 2023, we recognized $22,500 of revenue for each period, that was included in the contract liability balances as of January 1, 2024 and 2023, respectively.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of sales taxes collected from customers on behalf of taxing authorities, returns, and discounts. Amounts billed to a customer for shipping and handling are reported as revenues; costs incurred for shipping and handling are included in cost of goods sold at the time the related revenue is recognized.

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

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers which purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $2,513 as of September 30, 2024.

We allow our customers to return our physical products, subject to our refund policy, which allows any customer to return our physical products for any reason and receive a full refund for frames (prescription lenses excluded) within the first 7 days for sales made through our website (Lucyd.co), 30 days for sales made through Amazon, and 30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns). As of January 2024, we updated our return policy to prohibit discretionary returns of prescription lenses, and also instituted a standard $15 restocking fee for standard frame returns, which is deducted from applicable refunds to cover shipping and restocking costs.

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $5,302 and $40,933 as September 30, 2024 and December 31, 2023, respectively.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the nine months ended September 30, 2024, the Company raised approximately $10.4 million of net cash proceeds through the issuance of equity via a combination of at-the-market offerings, registered direct offerings, and warrant exercises (see Note 9 for details). The Company has also entered into an agreement with a related party, under which the Company may borrow up to $1.25 million (see Note 6 for details); as of September 30, 2024, the Company has not borrowed any amounts under this agreement. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

NOTE 4 – INCOME TAX PROVISION / BENEFIT

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded an income tax provision or benefit for the three and nine months ended September 30, 2024 and 2023 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – TANGIBLE AND INTANGIBLE ASSETS

	September 30,	December 31,
Property & Equipment	2024	2023
Mobile Kiosk Display	$160,381	$127,333
Computer Equipment	44,901	44,901
Office Equipment	12,991	10,291
Internal-Use Software and Website Costs	53,300	53,300
Property and equipment, gross	271,573	235,825
Less: Accumulated depreciation	(164,884)	(80,977)
Property and equipment, net	$106,689	$154,848

Depreciation expense for the three months ended September 30, 2024 and 2023 was $23,956 and $17,017, respectively.

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $83,907 and $45,996, respectively.

	September 30,	December 31,
Finite-lived intangible assets	2024	2023
Patent Costs	$499,036	$329,232
Less: Accumulated amortization	(68,002)	(42,803)
Intangible assets, net	$431,034	$286,429

Amortization expense for the three months ended September 30, 2024 and 2023 was $9,902 and $2,214, respectively.

Amortization expense for the nine months ended September 30, 2024 and 2023 was $25,199 and $20,030, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS AND AGREEMENTS

Convertible Note and Due to Tekcapital and Affiliates

Through December 1, 2023, the Company had the availability of, but not the contractual right to, intercompany financing from Tekcapital and Affiliates in the form of either cash advances or borrowings under a convertible note. The convertible notes balances were $61,356 at January 1, 2023. In January 2023, the Company borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023. No further amounts were borrowed under these convertible notes for the remainder of 2023, and the convertible notes matured on December 1, 2023 with no amounts outstanding.

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

Loan to Tekcapital Europe, Ltd.

On January 11, 2024, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company loaned 600,000 British pounds sterling (equivalent to approximately $768,000) to Tekcapital Europe, Ltd. The loan bore simple interest at a rate of 10% per annum and was required to be repaid on or before April 11, 2024. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. Tekcapital Europe, Ltd. subsequently repaid all of the outstanding balance of the loan (including principal and accrued interest) during the nine months ended September 30, 2024, and no amounts remain outstanding or payable to us under this agreement.

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

During the three months ended September 30, 2024 and 2023, the Company incurred $35,000 in each respective period under the management services agreement. During the nine months ended September 30, 2024 and 2023, the Company incurred $105,000 in each respective period under the management services agreement.

Rent of Office Space

Under an agreement between the Company and Tekcapital, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $22,904 and $22,992 of expense related to this month-to-month arrangement for the three months ended September 30, 2024 and 2023, respectively, and recognized $69,409 and $68,752 of expense related to this month-to-month arrangement for the nine months ended September 30, 2024 and 2023, respectively.

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

Also, on January 3, 2024, we entered into a multi-year non-exclusive license agreement with a third party (IngenioSpec, LLC) for multiple smart eyewear patents. Pursuant to this license agreement, the Company added licenses for 46 new patents to its portfolio of owned and licensed patents and applications. The Company fully prepaid this license for the term of the agreement and does not have any obligation for future payments under this agreement.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by a related party (see Note 6). We consider our current office space adequate for our current operations.

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding the number of options, exercise price, and remaining contractual life as of and during the nine months ended September 30, 2024 (as retroactively adjusted for the reverse stock split described in Note 9) is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2024	144,726	41.60	2.22
Granted	500	8.40
Exercised	-	-
Forfeited / Expired	(50,426)	42.13
As at September 30, 2024	94,800	41.15	2.30
Exercisable as at September 30, 2024	64,816	52.60	1.61

During the three and nine months ended September 30, 2024, we recognized $100,000 and $495,309 of expense, respectively, related to stock options. As of September 30, 2024, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero, and unrecognized stock option expense of approximately $193,000 remains to be recognized over the next 1.10 years.

On January 11, 2024, we granted options to purchase an aggregate of 500 shares of common stock at $8.402 per share to an employee, of which 1/5 vested immediately, and 1/5 were to vest on each six-month anniversary of the grant date. The options were to expire on January 11, 2029. However, the employee later separated from the Company, and these options were all forfeited or expired as of September 30, 2024.

Restricted Stock Units

During the three and nine months ended September 30, 2024, we recognized $5,075 and $15,225 of expense, respectively, related to restricted stock units awarded in 2023; as of September 30, 2024, unrecognized restricted stock unit expense of $3,383 remains to be recognized between October 1, 2024 and November 30, 2024.

Stock Grants

On March 28, 2024, we entered into an agreement for a third party to provide us with financial advisory and investment banking services, for a minimum term of six months. As consideration for the services provided to the Company, we issued to the counterparty 15,000 shares of our common stock. The total value of consideration transferred, measured using the fair value of our common stock at the date of issuance, was $81,900. During the three and nine months ended September 30, 2024, we recognized $40,950 and $81,900, respectively, of expense related to this arrangement.

On April 1, 2024, we entered into a brand ambassador agreement with an individual for a two-year term. As compensation for the first year of the agreement, we issued the individual 4,500 shares of our common stock. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690. During the three and nine months ended September 30, 2024, we recognized $5,423 and $10,845, respectively, of expense related to this arrangement, and will recognize the remaining expense for these shares awarded of $10,845 on a straight-line basis from October 1, 2024 through March 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

Change in Capital Structure – Reverse Stock Split

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

●	From April 15, 2024 through April 28, 2024, the Company sold 2,828 shares of common stock and received approximately $13,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $12,000.

●	Following the first registered direct offering described below, from May 2, 2024 through May 24, 2024, the Company sold 34,900 shares of common stock and received approximately $536,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $518,000.

●	Following the second registered direct offering described below, from June 13, 2024 through June 30, 2024, the Company sold 246,743 shares of common stock and received approximately $1,918,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,845,000.

●	From July 12, 2024 through August 30, 2024, the Company sold 273,517 shares of common stock and received approximately $1,446,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,399,000.

The Company also paid $50,000 of legal fees to HCW during the nine months ended September 30, 2024; this payment has been reflected in the unaudited condensed financial statements as a reduction to additional paid in capital, as it represents a related cost of the at-the-market equity offering transactions.

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

Warrant Exercises

During September 2024, the Company entered into multiple warrant inducement transactions with certain holders of its existing warrants. The Company intends to use the net proceeds from these transactions for working capital and general corporate purposes.

●	On September 3, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on June 26, 2023) to purchase an aggregate of 126,699 shares of common stock. The warrant holders exercised for cash the existing warrants at a reduced exercise price of $5.00 per share, resulting in gross proceeds to the Company of approximately $633,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series A and Series B warrants (the relevant details of which are outlined in the table below). This transaction closed on September 4, 2024, and the net proceeds received by the Company amounted to approximately $489,000.

●	On September 18, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 1, 2024 in connection with the First Registered Direct Offering described above) to purchase an aggregate of 148,567 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $5.13 per share, resulting in gross proceeds to the Company of approximately $762,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series C and Series D warrants (the relevant details of which are outlined in the table below). This transaction closed on September 19, 2024, and the net proceeds received by the Company amounted to approximately $672,000.

●	On September 22, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 29, 2024 in connection with the Second Registered Direct Offering described above) to purchase an aggregate of 263,160 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $9.875 per share, resulting in gross proceeds to the Company of approximately $2.6 million; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series E and Series F warrants (the relevant details of which are outlined in the table below). This transaction closed on September 24, 2024, and the net proceeds received by the Company amounted to approximately $2.3 million.

In connection with each of the aforementioned warrant inducement transactions, the Company issued placement agent warrants to HCW, the relevant details of which are outlined in the table below.

On September 23, 2024, one of the holders of the Series A and Series B warrants exercised an aggregate of 40,000 warrants on a cashless basis and received 20,482 shares of common stock.

In addition, on September 24, 2024, one of the holders of the warrants issued in connection with the First Registered Direct Offering elected to exercise their warrants to purchase an aggregate of 61,475 shares of common stock. The Company received approximately $300,000 of gross proceeds from this exercise.

As of September 30, 2024, the Company’s remaining outstanding warrants were as follows:

Warrant Type	Warrants Outstanding to Purchase X Shares	Exercise Price	Issuance Date	Expiration Date
Listed (IPO) Warrants	68,714	$75.00	8/17/2022	8/17/2027
Common (SPO) Warrants	98,301	$21.00	6/26/2023	6/26/2028
Private Warrants	15,000	$75.00	4/17/2023	4/19/2028
Series A Warrants	106,699	$5.00	9/4/2024	3/4/2030
Series B Warrants	106,699	$5.00	9/4/2024	3/4/2026
Series C Warrants	148,567	$6.00	9/19/2024	3/19/2030
Series D Warrants	148,567	$6.00	9/19/2024	3/19/2026
Series E Warrants	263,160	$9.50	9/24/2024	9/24/2029
Series F Warrants	526,320	$9.50	9/24/2024	3/24/2026
Underwriter / Placement Agent Warrants	2,940	$164.56	8/17/2022	8/12/2027
Underwriter / Placement Agent Warrants	9,000	$26.25	6/26/2023	6/26/2028
Underwriter / Placement Agent Warrants	15,754	$6.10	5/1/2024	5/1/2029
Underwriter / Placement Agent Warrants	19,737	$11.876	5/29/2024	5/29/2029
Underwriter / Placement Agent Warrants	9,502	$6.25	9/4/2024	3/4/2030
Underwriter / Placement Agent Warrants	11,143	$6.4125	9/19/2024	3/19/2030
Underwriter / Placement Agent Warrants	19,737	$12.3438	9/24/2024	9/24/2030
Total	1,569,840

Rights Plan

On September 25, 2024, our board of directors approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”), and declared a dividend to stockholders of record at the close of business on September 25, 2024 of one common stock purchase right (a “Right”) for each outstanding share of our common stock. Each Right entitles the holder to purchase from the Company six shares of our common stock at an exercise price of $6.21 per share. The Rights are evidenced by and trade with the certificates for the shares of our common stock outstanding as of September 25, 2024, and will accompany any new shares of our common stock that are issued after that date.

Under the Rights Plan, the Rights generally will become exercisable only if a person or group acquires beneficial ownership of 20% or more of our common stock in a transaction not approved by our board of directors. In that situation, each holder of a Right (other than the acquiring person or group, whose rights will become void and will not be exercisable) will have the right to purchase, upon payment of the exercise price and in accordance with the terms of the Rights Plan, a number of shares of our common stock having a market value of twice such price.

The Rights expire at or prior to the earlier of (i) September 25, 2025, (ii) the redemption or exchange of the Rights in accordance with the terms of the Rights Plan, (iii) the closing of certain merger or other acquisition transactions involving the Company, and (iv) the date of the Company’s next meeting of its stockholders.

The Rights Plan is not intended to prevent a takeover of the Company and should not interfere with any merger or other business combination approved by our board of directors. However, the Rights Plan may cause substantial dilution to a person or group that acquires beneficial ownership of twenty percent (20%) or more of our outstanding common stock.

Other Matters

During the nine months ended September 30, 2024, the Company made a release payment of $325,000 to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings described above. This payment is reflected within General and administrative expenses in the unaudited condensed statements of operations.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period.

Due to the net losses for all periods presented in the unaudited condensed statements of operations, all shares underlying the common stock options, common stock warrants, and related party convertible debt were excluded from the earnings per share calculation due to their anti-dilutive effect.

The calculation of net earnings/(loss) per share (as retroactively adjusted for the reverse stock split described in Note 9) is as follows:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic and diluted:
Net loss	$(1,720,677)	$(1,551,105)	$(5,640,387)	$(4,269,717)
Weighted-average number of common shares	1,736,803	747,416	1,178,768	586,807
Basic and diluted net loss per common share	$(0.99)	$(2.08)	$(4.78)	$(7.28)

NOTE 11 – SUBSEQUENT EVENTS

In October 2024, the Company issued an aggregate of 20,498 shares of common stock to certain holders of the Company’s Series A and Series B Warrants who had elected to exercise such warrants; the Company received approximately $102,000 of gross proceeds from these exercises.

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

Our flagship product, Lucyd Lyte®, enables the wearer to listen to music, take and make calls, and use voice assistants and ChatGPT to perform many common smartphone tasks hands-free. Notably, by the end of the first quarter of 2025 the Company anticipates completing its mission to introduce a smart upgrade for all four of the major types of eyewear: prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses. We believe this will expand our customer base significantly by having a large eyeglass and sunglass offering that better aligns with the needs of optical retailers. To date, most Lucyd products have been designed for sunglass use, but starting in 2024 we have begun to offer alternative lens options such as blue light and transitional lenses on our stock frames, allowing for more customization without increasing unit price. Additionally, the Lucyd Armor and Reebok® Powered by Lucyd frames will align with the style and performance needs of safety and sport eyewear users respectively, for which we have not previously had a suitable product offering.

The Company believes its diversification into safety and sport smartglasses (Lucyd Armor and Reebok®), for which high-quality competing products are scarce, will buttress our position in the emerging smart eyewear market by offering a unique value proposition to customers. Since these products are very competitively priced against their traditional counterparts, we believe in their potential to enhance the Company’s revenues and open new retail partnerships with businesses outside of the optical market.

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

In October 2024, we launched the Lucyd Armor line, an ANSI-certified smart safety glass designed for all-day wear. This new line provides all the powerful features of Lucyd eyewear in a stylish safety wrap.

With the addition of the Lucyd Armor line, our current product offering consists of 34 different models, which offers a similar amount of style variety as many traditional eyewear collections. The Company is continuously iterating and improving its frame lineup, offering a mixture of “Lucyd icons” (styles that have consistently performed well since the introduction of Lucyd Lyte) and new styles seasonally to align with market trends and evolving consumer demand. All styles are available with 80+ different lens types, resulting in thousands of variations of products currently available. The Company currently has over 100 licensed patents and applications.

We plan to launch the Reebok® Powered by Lucyd sport smart glasses collection in the first quarter of 2025, followed by a Reebok® Optical Smart Eyewear collection in mid-2025.

Since the initial launch of Lucyd Lyte, we have witnessed growing interest and demand from customers throughout the United States and have sold thousands of our smart glasses. Over the past few years, numerous optical stores in the United States and Canada have onboarded our products, and we continue to pursue expansion with various large eyewear chains and other large retailers regarding our frames. We believe smart eyewear is a product category whose time has come, and we believe we are well positioned to capitalize on and help develop this exciting new sector – where eyewear meets electronics in a user-friendly, mass market format, priced similarly to designer eyewear.

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

In the second quarter of 2024, we added a “Pro” version of the app, which provides unlimited ChatGPT interactions and priority tech support for a modest monthly or annual fee. This is a new revenue stream for our business, and represents our first diversification in product revenue from frames and lenses.

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

A large part of our strategy is not just to provide a leading smart eyewear platform, but to build a highly functional mobile software and interactive retail fixture ecosystem to support user adoption and “stickiness” with our products. While the Lucyd app provides additional value to end users after purchase, we also wanted to make the purchase process itself more engaging and tech-forward. To this end, we have also developed all-new interactive LCD retail fixtures, featuring a new proprietary kiosk app that we have just recently developed in-house. These new displays offer a complete Lucyd experience, including virtual try-on, social media content, detailed product info and videos, and seamless music demos. The new display systems, installed with the Lucyd shopping app, are expected to provide an immersive onboarding experience for prospective customers in retail stores carrying our frames, and we have started deployment of these new display systems to customers as of October 2024.

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

We currently offer an expansive line of 34 different styles and several accessories (including our co-branded product offerings with Nautica and Eddie Bauer), and are in the process of expanding our product offerings to include co-branded eyewear with other well-known brands like Reebok. In total, the Company expects to offer 38 total smart eyewear models by the end of 2024.

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

As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd Lyte and enable customers to try them on. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. As of September 30, 2024, 73 digital display systems have been deployed to retailers. In October 2024, we began shipping and deploying to customers enhanced countertop and freestanding displays with large, interactive screens and engaging social media content.

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

Customer Ratings (B2C)

The Lucyd Lyte version 2.0 product is receiving higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality, and build quality. Our newest Amazon launch of the Eddie Bauer® Powered by Lucyd smart eyewear carries a 4.8/5 rating. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

Number of online orders (B2C)

For our e-commerce business, we track the number of online orders as an indicator of the success of our online marketing efforts. As of September 30, 2024, we had over 20,000 cumulative total orders from customers online since inception. We believe that the addition of new styles, as well as further investment in brand awareness, product ambassadors, and influencer campaigns, will enable continued growth of online orders in the foreseeable future. We allocate a sizeable portion of our advertising expenditures towards influencer marketing programs.

Components of Results of Operations

Revenues

Our revenue is primarily generated from the sales of prescription and non-prescription optical glasses and sunglasses, and shipping charges associated with these purchases, which are charged to the customer. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com. We have also recently started to generate revenue from the sale of subscriptions to the “Pro” version of our Lucyd app, which provides unlimited ChatGPT interactions and priority tech support for a modest monthly or annual fee.

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

Gross Profit and Gross Margin

Gross profit is net revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenue.

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

Results of Operations – Quarterly

The following table summarizes our results of operations for the three months ended September 30, 2024 (the “current quarter”) and the three months ended September 30, 2023 (the “prior year quarter”):

	Three months ended September 30, 2024		Three months ended September 30, 2023		Change
Revenues, net	$253,599	100%	$221,875	100%	$31,724	14%
Less: Cost of Goods Sold	(194,255)	77%	(141,531)	64%	(52,724)	37%
Gross Profit	59,344	23%	80,344	36%	(21,000)	-26%

Operating Expenses:
General and administrative	(1,121,972)	442%	(915,537)	413%	(206,435)	23%
Sales and marketing	(533,066)	210%	(533,902)	241%	836	0%
Research and development	(131,369)	52%	(192,701)	87%	61,332	-32%
Related party management fee	(35,000)	14%	(35,000)	16%	-	0%
Total Operating Expenses	(1,821,407)	718%	(1,677,140)	756%	(144,267)	9%

Other Income (Expense)	41,386	-16%	45,691	-21%	(4,305)	-9%
Interest Expense	-	0%	-	0%	-
Total Other Income (Expense), net	41,386	-16%	45,691	-21%	(4,305)	-9%

Net Loss	$(1,720,677)	679%	$(1,551,105)	699%	$(169,572)	11%

Revenues

Our revenues for the three months ended September 30, 2024 were $253,599, representing an increase of 14% as compared to revenues of $221,875 during the three months ended September 30, 2023.   This increase is primarily attributable to strategic reductions in price discounts and adjustments to our pricing and Manufacturer’s Suggested Retail Price, aimed at enhancing profitability and attracting distributors to manage our wholesale channel. While the total number of units sold remained relatively stable compared to the prior year quarter, the higher average order value and focused efforts in specific channels contributed to the overall revenue growth. We believe these strategies reflect customers’ recognition of the quality and value proposition of our recent new product launches and support our long-term growth objectives. Additionally, we believe consumer awareness of smart eyewear is increasing, thanks in part to aggressive marketing from our main competitor, and the overall concept of our product is becoming less of a novelty and more of an accepted mobile computing platform.

Revenue generated through the e-commerce channel increased significantly from the prior year quarter, with net sales through our Lucyd.co website growing by 46%.

Wholesale revenue decreased approximately 11% from the prior year quarter, largely driven by a change in our focus from small, independent retailers to major national retailers, the latter of which have slower product approval and purchasing cycles. However, we believe that focusing on introducing our product in major national retailers will have a significant positive impact on the Company’s revenues in the next 3 to 18 months.

For the three months ended September 30, 2024, approximately 54% of sales were processed on our online store (Lucyd.co), 22% on Amazon.com, and 23% through reseller partners, with 1% of our net revenues generated from Lucyd “Pro” app subscriptions. This sales channel mix positively impacted our revenue for the current quarter as compared with the prior year quarter, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the three months ended September 30, 2024, we generated an aggregate of $187,568 of revenue from sales of non-prescription frames and accessories, $63,459 from sales of frames with prescription lenses, and $2,572 of revenue from app subscriptions. All of the $56,194 in sales generated on Amazon.com during the current quarter were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $137,135 in online sales generated through Lucyd.co, $63,459 was related to frames with prescription lenses and $73,676 was related to glasses with non-prescription lenses. E-commerce sales remain to be the most material portion of our sales to date; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for future growth. We anticipate that as smart eyewear becomes more normalized for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector.

For the three months ended September 30, 2023, approximately 42% of sales were processed on our online store (Lucyd.co), 29% on Amazon.com, and 29% with reseller partners. For the three months ended September 30, 2023, we generated $187,086 of revenue from sales of non-prescription frames and accessories, and $34,789 from sales of frames with prescription lenses. All of the $63,027 in sales generated on Amazon.com during the 2023 period were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $93,704 in online sales generated through Lucyd.co, $34,789 was related to frames with prescription lenses and $58,915 was related to glasses with non-prescription lenses.

Cost of Goods Sold

Our total cost of goods sold increased to $194,255 for the three months ended September 30, 2024, as compared to $141,531 for the prior year quarter. This year-over-year increase of 37% was driven by a combination of factors, including: (i.) higher cost of frames, largely attributable to the new Eddie Bauer® Powered by Lucyd collection, due to the increased number of components, deluxe finishes, and materials associated with that product line, (ii.) higher shipping and logistics costs, and (iii.) the impact of certain period costs and other one-off items, most notably including approximately $44,000 of credits related to custom duties and taxes included in the prior year quarter amounts which did not recur in the current quarter.

These increased costs were partially offset by significant decreases in lens fulfilment costs, which decreased by approximately 50% from the prior year quarter. This is primarily attributable to actions taken by management in the current year to better manage these costs, including (i.) the launch of the new Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer, and (ii.) the engagement of a new lower-cost lens supplier based in Miami, Florida.

Cost of goods sold for the three months ended September 30, 2024 included the cost of frames of $107,469; cost of prescription lenses incurred with third-party vendors of $38,247; commissions, affiliate referral fees, and e-commerce platform fees of $24,413; and shipping and logistics costs of $22,512. Out of our total cost of goods sold for the current quarter of $194,255, $38,247 related to orders with prescription lenses, while $156,008 pertained to non-prescription orders. We anticipate that our cost of goods sold will improve in future periods as new products – i.e., Lucyd Armor and Reebok® Powered by Lucyd – sourced from a new supplier are launched in the fourth quarter of 2024 and first quarter of 2025, respectively, as the frames for these product lines are designed differently from our other products and accordingly have fewer components, thus reducing their price. We estimate that the unit cost of these new product lines will be at least 30% lower than our Lucyd Lyte models.

Cost of goods sold for the three months ended September 30, 2023 included the cost of frames of $79,410; cost of prescription lenses incurred with third-party vendors of $76,346; period costs (credits) of approximately $(44,000) related to custom duties and taxes; and other items including affiliate referral fees, e-commerce platform fees, commissions, and custom duties and importation fees for a total of $22,312. Out of our total cost of goods sold for the three months ended September 30, 2023 of $141,531, $76,346 related to orders with prescription lenses, while $65,185 pertained to non-prescription orders.

We anticipate further growth in revenues in the fourth quarter of 2024, largely in part to the launch of our the new Lucyd Armor product line, along with corresponding growth in total cost of goods sold. As we continue to refine our product mix with sales data, we anticipate reducing our unit costs by focusing only on the highest volume, market-tested styles. Additionally, our new lower-cost supplier has indicated significant price breaks of up to 50% are possible as we increase unit volume, demonstrating the profit potential for Lucyd Armor and Reebok sunglasses.

Gross Profit

Our gross profit for the current quarter was $59,344, as compared to $80,344 for the prior year quarter. Our gross margin was 23% in the current quarter and 36% in the prior year quarter, representing a decline of approximately 13 percentage points from the prior year period. This decrease in gross profit and gross margin was primarily the result of higher cost of goods sold as a result of the factors described above, as well as the impact of period costs (credits) as described above. That said, the current quarter gross margin of 23% represents an improvement from our gross margin of 2% in the quarter ended March 31, 2024 and 18% in the quarter ended June 30, 2024. This indicates a positive trend, and we expect our gross margin to continue to improve given the ongoing impact of lower lens fulfilment costs coupled with the anticipated lower unit costs associated with the Lucyd Armor product line launching the fourth quarter of 2024 and the Reebok® Powered by Lucyd product line launching in the first quarter of 2025.

We believe that in the long term, the majority of our business will ultimately come from frame sales to distributors and eyewear retailers. We anticipate that the upcoming launches of new product lines in the fourth quarter of 2024 and first half of 2025 will help us progress towards our long-term goal of shifting our sales mix more towards the wholesale channel, which should bring consistent, large-scale orders with minimal marketing costs.

Operating Expenses

Our operating expenses increased by 9% to $1,821,407 for the three months ended September 30, 2024, as compared to $1,677,140 for the three months ended September 30, 2023. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $206,435 or 23% to $1,121,972 for the three months ended September 30, 2024, as compared to $915,537 for the prior year quarter. This increase was primarily attributable to an increase in legal costs of approximately $168,000, largely as a result of various shareholder and equity-related matters during the current quarter.

The Company maintains a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, legal and professional services, etc.); as such, our general and administrative expenses are not expected to scale up significantly as our revenue increases over time.

Sales and marketing expenses

Our sales and marketing expenses were $533,066 for the three months ended September 30, 2024 and $533,902 for the three months ended September 30, 2023, or essentially flat year-over-year. Compared to the prior year quarter, we spent more on events and trade shows, and less on influencers and paid ads, in the current quarter; this reflects short-term tactical shifts in our marketing approach to react to current trends and opportunities as they arise, and make smart investments in advertising and marketing spending that we believe will maximize our impact and provide for future growth.

From a long-term perspective, while we expect that our total sales and marketing expenses will scale up to some degree as our revenue increases, we anticipate that such increases in sales and marketing expenses will be mitigated somewhat by our planned focus on growing the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and as a result typically carries a lower marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs decreased by 32% to $131,369 for the three months ended September 30, 2024, as compared to $192,701 for the three months ended September 30, 2023, primarily due to product development cycle timing.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended September 30, 2024 and 2023, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net in the three months ended September 30, 2024 was $41,386. This amount was primarily comprised of dividends from our investments in money market funds, partially offset by other unrelated expenses.

Total other income (expense), net in the three months ended September 30, 2023 was $45,691. This amount was primarily comprised of interest, dividends, and investment returns from our investments in money market funds and U.S. Treasury bills.

Results of Operations – Year to Date

The following table summarizes our results of operations for the nine months ended September 30, 2024 (the “current nine months”) and the nine months ended September 30, 2023 (the “prior year nine months”):

		Nine months ended September 30, 2024		Nine months ended September 30, 2023		Change
Revenues, net	14%	$945,752	100%	$536,725	100%	$409,027	76%
Less: Cost of Goods Sold	37%	(824,281)	87%	(475,906)	89%	(348,375)	73%
Gross Profit	-26%	121,471	13%	60,819	11%	60,652	100%

Operating Expenses:
General and administrative	23%	(3,526,217)	373%	(2,877,663)	536%	(648,554)	23%
Sales and marketing	0%	(1,636,794)	173%	(896,842)	167%	(739,952)	83%
Research and development	-32%	(604,472)	64%	(541,348)	101%	(63,124)	12%
Related party management fee	0%	(105,000)	11%	(105,000)	20%	-	0%
Total Operating Expenses	9%	(5,872,483)	621%	(4,420,853)	824%	(1,451,629)	33%

Other Income (Expense)	-9%	110,625	-12%	93,353	-17%	17,272	19%
Interest Expense		-	0%	(3,036)	1%	3,036	-100%
Total Other Income (Expense), net	-9%	110,625	-12%	90,317	-17%	20,308	22%

Net Loss	11%	$(5,640,387)	596%	$(4,269,717)	796%	$(1,370,670)	32%

Revenues

Our revenues for the nine months ended September 30, 2024 were $945,752, representing an increase of 76% as compared to revenues of $536,725 during the nine months ended September 30, 2023. The increase in revenue was primarily attributable to significant growth in the e-commerce channel, with net sales through our Lucyd.co website and Amazon.com increasing by approximately 190% and 45%, respectively, from the prior year nine months, while wholesale revenues declined by approximately 33%.

Overall, our revenue growth is mainly driven by our new product launches over the past year (including the Lyte XL collection in the fourth quarter of 2023 and the co-branded Nautica® Powered by Lucyd and Eddie Bauer® Powered by Lucyd collections in the current year period). We believe our brand partnerships play a significant role in our revenue growth by offering a more diversified product line that speaks to consumers from different demographics (for example, Nautica® generally appeals to a more fashion-forward customer than Lucyd Lyte, and Eddie Bauer® generally appeals to an older demographic than our other lines). Also contributing to our growth in revenues are our continued investments in marketing and advertising initiatives, as well as increased public interest and growth in smart glasses and the wearable products category.

The decline in wholesale revenues was largely driven by a change in our focus during the current year from small, independent retailers to major national retailers, the latter of which have slower product approval and purchasing cycles. However, we believe that focusing on introducing our product in major national retailers will have a significant positive impact on the Company’s revenues in the next 3 to 18 months.

For the nine months ended September 30, 2024, approximately 61% of sales were processed on our online store (Lucyd.co), 26% on Amazon.com, and 13% with reseller partners. This sales channel mix positively impacted our revenue for the current nine months as compared with the prior year nine months, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co. For the nine months ended September 30, 2024, we generated an aggregate of $687,855 of revenue from sales of non-prescription frames and accessories, $255,325 from sales of frames with prescription lenses, and $2,572 of revenue from app subscriptions. All of the $246,455 in sales generated on Amazon.com during the current nine months were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $575,577 in online sales generated through Lucyd.co, $255,325 was related to frames with prescription lenses and $320,252 was related to glasses with non-prescription lenses. E-commerce sales remain to be the most material portion of our sales to date; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for future growth. We anticipate that as smart eyewear becomes more normalized for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector.

For the nine months ended September 30, 2023, approximately 37% of sales were processed on our online store (Lucyd.co), 32% on Amazon, and 31% with reseller partners. For the nine months ended September 30, 2023, we generated $454,233 of revenue from sales of non-prescription frames and accessories, and $82,492 from sales of frames with prescription lenses. All of the $170,284 in sales generated on Amazon.com during the period were for non-prescription frames and accessories as we only offer prescription lenses through our website. Of the $193,591 in online sales generated through Lucyd.co, $82,492 was related to frames with prescription lenses and $111,099 was related to glasses with non-prescription lenses.

Cost of Goods Sold

Our total cost of goods sold increased to $824,281 for the nine months ended September 30, 2024, as compared to $475,906 for the prior year nine months. This year-over-year increase of 73% was comparable to our year-over-year increase in net revenue of 76%, and was primarily driven by higher sales volumes and gross sales during the current nine months as compared with the prior year comparable period.

Cost of frames increased by approximately 90% from the prior year nine months, primarily related to the increase in sales volumes and also partially attributable to higher cost of goods sold associated with the new Eddie Bauer® Powered by Lucyd collection, due to the increased number of components, deluxe finishes, and materials for that product line.

Cost of lenses increased by approximately 49% from the prior year nine months, mainly driven by sales channel mix, as a higher relative proportion of our sales in the current nine months were through our online store (Lucyd.co), and the cost of prescription lenses attributable to this channel increased our cost of goods sold while not impacting cost of goods sold for sales realized through Amazon or retail store partners. These cost increases were partially offset by actions taken by management in the current year to better manage these costs, including (i.) the launch of the new Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer, and (ii.) the engagement of a new lower-cost lens supplier based in Miami, Florida.

Cost of goods sold for the nine months ended September 30, 2024 notably included, but was not limited to, the cost of frames of $434,876; cost of prescription lenses incurred with third-party vendors of $196,030; commissions, affiliate referral fees, and e-commerce platform fees of $94,444; shipping and logistics costs of $63,180; and product certification costs of $29,100. Out of our total cost of goods sold for the current nine months of $824,281, $196,030 related to orders with prescription lenses, while $628,251 pertained to non-prescription orders. We anticipate that our cost of goods sold will improve in future periods as new products – i.e., Lucyd Armor and Reebok® Powered by Lucyd – sourced from a new supplier are launched in the fourth quarter of 2024 and first quarter of 2025, respectively, as the frames for these product lines are designed differently from our other products and accordingly have fewer components, thus reducing their price. We estimate that the unit cost of these new product lines will be at least 30% lower than our Lucyd Lyte models.

Cost of goods sold for the nine months ended September 30, 2023 notably included, but was not limited to, the cost of frames of $215,713; cost of prescription lenses incurred with third-party vendors of $131,561; commissions, affiliate referral fees, and e-commerce platform fees of $89,694; and quality assurance costs related to our products sold of $11,700. Out of our total cost of goods sold for the prior year nine months of $475,906, $131,561 related to orders with prescription lenses, while $344,345 pertained to non-prescription orders.

We anticipate further growth in revenues in the fourth quarter of 2024, largely in part to the launch of our the new Lucyd Armor product line, along with corresponding growth in total cost of goods sold. As we continue to refine our product mix with sales data, we anticipate reducing our unit costs by focusing only on the highest volume, market-tested styles.

Gross Profit

Our gross profit for the current nine months was $121,471, as compared to $60,819 for the prior year nine months. Our gross margin was 13% in the current nine months and 11% in the prior year nine months, representing an improvement of approximately 2 percentage points from the prior year period.

This 100% improvement in gross profit (in absolute dollar terms) and the slight improvement in gross margins is the net result of the various factors discussed in detail above.

We continue to work with all of suppliers and vendors to reduce our unit costs. Our gross margins during the current year period are increasing and trending in a positive direction, and we expect our gross margin to continue to improve given the ongoing impact of lower lens fulfilment costs that have started to be realized in the current quarter, coupled with the anticipated lower unit costs associated with the Lucyd Armor product line launching the fourth quarter of 2024 and the Reebok® Powered by Lucyd product line launching in the first quarter of 2025.

We believe that in the long term, the majority of our business will ultimately come from frame sales to distributors and eyewear retailers. Additionally, we anticipate that the upcoming launches of new product lines in the fourth quarter of 2024 and first half of 2025 will help us progress towards our long-term goal of shifting our sales mix more towards the wholesale channel, which carries higher margins for us.

Operating Expenses

Our operating expenses increased by 33% to $5,872,483 for the nine months ended September 30, 2024, as compared to $4,420,853 for the nine months ended September 30, 2023. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by 23% to $3,526,217 for the nine months ended September 30, 2024, as compared to $2,877,663 for the prior year nine months. This increase was largely driven by the combination of (i) a $325,000 release payment made to a shareholder counterparty during the current nine months for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings during the second quarter of 2024, (ii) an increase in legal costs of approximately $187,000, largely as a result of various shareholder and equity-related matters during the current year period, (iii) the cost of various licensing agreements we have entered into in order to support our co-branding initiatives and expand our patent portfolio, and (iv) higher investor relations costs. These increases were partially offset by lower insurance costs.

The Company maintains a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, legal and professional services, etc.); as such, our general and administrative expenses are not expected to scale up significantly as our revenue increases over time.

Sales and marketing expenses

Our sales and marketing expenses increased by 83% to $1,636,794 for the nine months ended September 30, 2024, as compared to $896,842 for the nine months ended September 30, 2024. This year-over-year increase is primarily attributable to the combination of the following main drivers:

●	the restructuring of our e-commerce business during the first half of 2023, during which we temporarily paused and postponed our marketing spending, and management made a tactical decision to preserve a significant portion of our marketing budget for later in the year, in order to better align the timing of marketing spending with major new product launches and thus maximize impact. In the latter portion of 2023 and continuing through the current nine months, we have significantly increased our advertising and marketing efforts, particularly in the areas of spending on paid ads on websites and social media platforms, in order to drive growth in our revenues and market share.

●	the fact that the prior year nine months included a reversal of approximately $309,000 of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired without ever having vested, as the related performance conditions (sales quotas) for those awards were not met.

From a long-term perspective, while we expect that our total sales and marketing expenses will scale up to some degree as our revenue increases, we anticipate that such increases in sales and marketing expenses will be mitigated somewhat by our planned focus on growing the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and as a result typically carries a lower marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs increased by 12% to $604,472 for the nine months ended September 30, 2024, as compared to $541,348 for the nine months ended September 30, 2023.

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

The impact of the aforementioned write-off was partially offset by the impacts of product development cycles and timing of associated research and development spending.

Related party management fee

Our related party management fee was $105,000 for each of the nine months ended September 30, 2024 and 2023, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net in the nine months ended September 30, 2024 was $110,625. This amount was primarily comprised of dividends from our investments in money market funds, and, to a lesser extent, interest income earned on a short-term loan to a related party.

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

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, our cash and cash equivalents were approximately $4.5 million and $4.3 million, respectively. Our working capital (current assets less current liabilities) was approximately $10.3 million and $5.0 million as of September 30, 2024 and December 31, 2023, respectively.

Cash Flow

	Nine months ended	Nine months ended
	September 30,	September 30,
	2024	2023
Net cash flows from operating activities	$(4,796,361)	$(4,425,294)
Net cash flows from investing activities	(5,100,736)	(2,208,678)
Net cash flows from financing activities	10,153,476	6,946,531
Net Change in Cash	$256,379	$312,559

Net cash flows used in operating activities for the nine months ended September 30, 2024 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, and research and development.

Net cash flows used in investing activities for the nine months ended September 30, 2024 are mainly related to the investment of a portion of the proceeds from our recent equity offerings (as described below) in 6-month U.S. Treasury bills.

Net cash flows provided by financing activities for the nine months ended September 30, 2024 are mainly driven by proceeds from multiple equity offering transactions as described below.

Equity Offerings

At-the-Market Offerings

On April 15, 2024, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock. Under this agreement, during the nine months ended September 30, 2024, we sold a total of 557,988 shares and received approximately $3.9 million of gross proceeds, before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from sales under the ATM Agreement amounted to approximately $3.7 million. We intend to use the net proceeds from sales under the ATM Agreement primarily for working capital and general corporate purposes.

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

Warrant Exercises

During September 2024, the Company entered into multiple warrant inducement transactions with certain holders of its existing warrants. Through these transactions, certain holders of various existing warrants to purchase an aggregate of 538,426 shares of common stock agreed to exercise such warrants (at adjusted or reduced exercise prices) in exchange for an aggregate of 538,426 shares of common stock plus new warrants (Series A through Series F warrants, with varying terms and exercise prices) to purchase an aggregate of 1,340,012 shares of common stock. In exchange, the Company received approximately $4.0 million of gross proceeds, before deducting underwriting discounts and offering expenses. The total net proceeds received by the Company from these transactions amounted to approximately $3.5 million. We intend to use the net proceeds of this offering primarily for working capital and general corporate purposes.

On September 23, 2024, one of the holders of the Series A and Series B warrants exercised an aggregate of 40,000 warrants on a cashless basis and received 20,482 shares of common stock.

In addition, on September 24, 2024, one of the holders of the warrants issued in connection with the First Registered Direct Offering elected to exercise their warrants to purchase an aggregate of 61,475 shares of common stock. The Company received approximately $300,000 of gross proceeds from this exercise.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2024.

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During September 2024, the Company entered into multiple warrant inducement transactions with certain holders of its existing warrants.

●	On September 3, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on June 26, 2023) to purchase an aggregate of 126,699 shares of common stock. The warrant holders exercised for cash the existing warrants at a reduced exercise price of $5.00 per share, resulting in gross proceeds to the Company of approximately $633,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series A and Series B warrants. This transaction closed on September 4, 2024, and the net proceeds received by the Company amounted to approximately $489,000.

●	On September 18, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 1, 2024) to purchase an aggregate of 148,567 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $5.13 per share, resulting in gross proceeds to the Company of approximately $762,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series C and Series D warrants. This transaction closed on September 19, 2024, and the net proceeds received by the Company amounted to approximately $672,000.

●	On September 22, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 29, 2024) to purchase an aggregate of 263,160 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $9.875 per share, resulting in gross proceeds to the Company of approximately $2.6 million; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series E and Series F warrants. This transaction closed on September 24, 2024, and the net proceeds received by the Company amounted to approximately $2.3 million.

In connection with each of the aforementioned warrant inducement transactions, the Company issued placement agent warrants to H.C. Wainwright & Co., LLC.

The aforementioned securities issued under these transactions were sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Subsequently, the Company filed a registration statement on Form S-1 in order to register the aforementioned securities issued under these transactions, and such registration was declared effective by the Securities and Exchange Commission on October 17, 2024.

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

Innovative Eyewear, Inc.
(Registrant)

Date: November 12, 2024	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Oswald Gayle
Oswald Gayle
Co-Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)