Form 10-K
period 2024-12-31
Innovative Eyewear Inc
filed 2025-03-24
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $12,549,000 based upon the closing price of such common stock on June 30, 2024.

As of March 24, 2025, the registrant had outstanding 2,452,632 shares of common stock, par value $0.00001 per share, which is the registrant’s only class of common stock.

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

Our Products

Our smart eyewear products enable the wearer to listen to music, take and make calls, and use voice assistants and ChatGPT to perform many common smartphone tasks hands-free. Since the official launch of our first commercial product, our goal has been to create smart eyewear for all-day wear that looks like and is priced similarly to designer eyewear, but is also lightweight and comfortable, and enables the wearer to remain connected to their digital lives. Through our various product offerings as described below, we have created a smart upgrade for all four of the major types of eyewear: prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses.

●	Our core product line, Lucyd Lyte® (which includes the Lyte XL units), was first introduced in 2021 and continues to grow and expand with the ongoing addition of new styles and multiple technological upgrades and advancements. The Company is continuously iterating and improving its frame lineup, offering a mixture of “Lucyd icons” (styles that have consistently performed well since the introduction of Lucyd Lyte) and new styles seasonally to align with market trends and evolving consumer demand. We currently offer 13 different models under the Lucyd Lyte collection.

●	In January 2024, we launched the Nautica® Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo. This collection introduced the Company’s first “global fit” style, which supports low nose bridge customers.

●	In April 2024, we launched the Eddie Bauer® Powered by Lucyd smart eyewear collection in four different styles, which showcases the first-to-market rimless smart eyewear design. We believe the Eddie Bauer collection is the Company’s most premium product to date, and features brushed titanium hardware, improved sound quality, and includes the patent-pending Lucyd dock with every unit.

●	In October 2024, we launched the Lucyd Armor line, an ANSI-certified smart safety glass designed for all-day wear. This new line provides all the powerful features of Lucyd eyewear in a stylish safety wrap.

●	We plan to launch the Reebok® Powered by Lucyd sport smart sunglasses collection in the second quarter of 2025, and launch the Reebok® Powered by Lucyd premium optical collection in the fourth quarter of 2025.

Our current product offering consists of 26 different models (soon to increase to 34 different styles with the pending launch of the Reebok® sport collection), which offers a similar amount of style variety as many traditional eyewear collections. All styles are available with 100+ different lens types, resulting in thousands of variations of products currently available. We believe our brand partnerships play a significant role in our revenue growth by offering a more diversified product line that speaks to consumers from different demographics (for example, Nautica® generally appeals to a more fashion-forward customer than Lucyd Lyte, and Eddie Bauer® generally appeals to an older demographic than our other lines).

Some of the many things our customers can do with their Lucyd smartglasses include:

1.	“Send a voice message to (contact)”: this command begins the recording of an audio message to be sent to named contact.

2.	“Send a text to (contact)”: begins recording of a speech-to-text message to be sent by SMS to named contact.

3.	“Call (contact)”: speed-dials the named contact.

4.	“Send $___ to (contact)”: this command allows the user to send money to a contact via Venmo or Apple Cash.

5.	“Check my messages”: this command reads out the user’s latest incoming text messages and offers a prompt to reply to each.

6.	“Check my mailbox”: this command announces the number of unread emails, and reads them out with a prompt to continue after each one. In the prompt after each one, the user can tell their digital assistant “Reply” and dictate an email response to the previous email.

7.	“Find (cuisine type) food nearby”: this command reads through a list of nearby restaurants and their ratings, and prompts the user for directions or to call after each one.

8.	“Call me an Uber”: this command prompts the user on which type of Uber ride they want, then asks to confirm to send a car to the user’s location.

9.	“What time is it?”: announces the current time.

10.	“Play (song/album/artist)”: this command begins playing the requested song, album, or artist via Apple Music.

11.	“Get me directions to (location)”: this command begins navigating on phone, with audible directions on glasses.

12.	“Take a memo”: this command begins recording a speech-to-text memo in Notes, which can also be played back to the user.

Since the initial launch of Lucyd Lyte, we witnessed growing interest and demand from customers throughout the United States and have sold thousands of our smart glasses. We believe smart eyewear is a product category whose time has come, and we believe we are well positioned to capitalize on and help develop this exciting new sector – where eyewear meets electronics in a user-friendly, mass market format, priced similarly to designer eyewear.

The Company currently has 115 patents and applications, 44 of which were licensed from Lucyd Ltd., 25 assigned directly to Innovative Eyewear, and 46 licensed from Ingeniospec.

Software and Apps

In April 2023, we introduced a major software upgrade for our glasses with the launch of the Lucyd app for iOS and Android. This free application enables the user to converse with the extremely popular ChatGPT AI language model on our glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. The app deploys a powerful and unique Siri integration with the Open AI API for ChatGPT, as well as a Bixby integration for Samsung phones, developed internally by the Company. The Company has filed a patent application related to this software.

In the second quarter of 2024, we added a “Pro” version of the app, which provides unlimited ChatGPT interactions and priority tech support for a modest monthly or annual fee. This is a new revenue stream for our business, and represents our first diversification in product revenue from frames and lenses.

In July 2024, we launched a new feature called “Walkie” for the Lucyd app, which enables thousands of users to join each other on walkie-talkie style communication channels. This feature was designed with the new Lucyd Armor smart safety glass product in mind, to enable coworking teams to communicate freely on smart eyewear. We plan to launch more new features for the Lucyd app in the future, such as an audio equalizer enabling the user to optimize sound output for different types of content such as calls and podcasts, and touch control customizations.

We believe these developments make our Lucyd eyewear perhaps the smartest smartglasses available today, and represent a significant marketing opportunity for our core smartglass products.

Kiosks and Retail Fixtures

A large part of our strategy is not just to provide a leading smart eyewear platform, but to build a highly functional mobile software and interactive retail fixture ecosystem to support user adoption and “stickiness” with our products. We have engineered and provided a variety of virtual try-on kiosks, modular display systems, and interactive LCD fixtures to fit any retail environment. These devices introduce our products to prospective retail customers and enable them to digitally try-on our line of smart glasses in a touch-free manner. Many of our retail fixtures allow for customization to suit our retail store partners’ needs, and the most recently developed fixtures feature a proprietary kiosk app we recently developed in-house. Our most advanced displays offer a complete Lucyd experience, including virtual try-on, social media content, detailed product info and videos, and seamless music demos – which overall provide an immersive onboarding experience for prospective customers in retail stores carrying our frames.

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

In a sense, we view this integration of technology and vison correction/protection as the next evolutionary step in the development of eyewear. Over the entire course of eyewear development and history, many of the innovations have dealt with improving the lenses of the glasses. Notably, eyewear frames have not improved much in the past 400 years, with the exception, in our view, of the utilization of plastic to reduce weight and provide a wider range of designs and finishes, and the introduction of new hinge types. We view the integration of Bluetooth technology into the arms of the glasses as one of the key next steps enhance one of the world’s most important wearables: eyewear.

Additionally, as part of our commitment to a great customer experience, we listen to feedback from our customers, and continuously strive to improve customer satisfaction and experience with our products.

We have made strong strides towards our goal of making smart eyewear accessible to the mass market. Several developments towards this end include developing our smart frames in multiple temple lengths; the introduction of smart eyewear specifically for women and youth, which are typically missing from similar offerings; and the introduction of smart eyewear for adults with petite or narrow faces. Our expansive product offering currently consists of 26 different models (soon to increase to 34 different styles with the pending launch of the Reebok® sport collection), which offers a similar amount of style variety as many traditional eyewear collections. When paired with the Lucyd app, our smartglasses provide a new and safer wearable user experience suitable for everyone.

Our goal is to become a meaningful player in the smart eyewear market. Our successes to date demonstrate our ability to not only compete, but to lead in the rapidly changing and expanding technological eyewear market, and we intend to continue spearheading innovation in the field.

Giving Back

We donate an optical frame for every Lucyd Lyte sold at retail.

We are also very active in supporting the various communities we serve through donations and support. From the beginning, Innovative Eyewear has supported those in need through our donation of glasses frames to New Eyes (https://new-eyes.org/about-us), a charity dedicated to helping children and adults in need of eyewear. We’ve partnered with New Eyes because they fit the Lucyd brand mission: enhancing the vision of people all over the world, and we believe that it simply is the right thing to do. We have also participated in a partnership with the Miami Rescue Mission to support our local community with eyewear. Our most recent donation was made in January 2024, and consisted of 3,000 eyeglass, sunglass, and reading glass frames.

Additionally, university students, educators, healthcare workers, uniformed service members, and veterans are eligible for an ongoing 18% discount off all frames and lens upgrades on www.lucyd.co.

Our Market Opportunity

One of our key opportunities is converting traditional eyeglass and sunglass wearers to smart eyewear consumers, since these customers are already familiar with wearing optical products. According to a 2021 report of the Vision Council, a non-profit trade association that serves member companies of the optical industry, there are approximately 167 million adults wearing prescription eyeglasses in the United States.

According to the Vision Council, the total addressable market for eyewear in the U.S. was $68 billion in 2024, growing at about 2.7% from 2023. The smartglass market size was estimated at $1.9 billion worldwide in 2024, and is expected to grow at a compounded annual growth rate of 27% from 2025 to 2030 according to Grand View Research.

At the same time, the market for digital assistants like Siri, Google Voice, Bixby, and Alexa has grown rapidly worldwide in recent years, estimated at over 8 billion voice assistant-enabled devices in use in 2024, doubling the amount from 2020 and indicating strong proliferation of voice-controlled devices. We view the popularity of voice assistants as an important catalyst for the smart eyewear market, since hands-free access to voice-based AI is a notable feature thereof and a key advantage of our products over standalone smartphone usage.

The common denominator among markets for hearables and digital assistants is that they facilitate real-time access to digital data, whether it is through music, calls, navigational directions, or information, among other uses. The combination of hearables and digital assistants provides a transparent, ergonomic interface between the users and their digital lives. At Innovative Eyewear, we are dedicated to a touch-free interface and untethering our customers eyes from their smartphone screens, through our smart eyewear product.

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

Our Business Strategy

When we initially organized Innovative Eyewear five years ago, there was, in our view, no attractive smart eyewear that addressed the basic consumer need for good looking designer glasses that were stylish, comfortable, lightweight, and provided the functionality of hearables, and priced around the same as regular glasses.

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

All of our products are designed in Miami, manufactured in China, and sold through e-commerce channels, including on our website (Lucyd.co), BestBuy.com, DicksSportingGoods.com, Brookstone.com, Walmart.com, Target.com, and Amazon.com, and sold by over 300 optical and sporting goods retailers. Additionally, we are pursuing online and in-store big box retailers, and in-store and online specialty retailers. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2025.

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

●	Amazon’s Carrera Echo Glasses (Third Gen).

●	Solos Glasses.

●	Ray-Ban Meta Glasses.

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

We do not see our products as directly competing with augmented reality / head-mounted display products such as Apple Vision Pro, due to radically different use cases and pricing structures.

Our Competitive Strengths

A Unique Solution to a Common Problem. While immensely useful, smartphones can present a safety hazard to motorists, pedestrians, and cyclists because smartphones can distract people from the task or activity at hand. According to the Governors Highway Safety Association, there were over 7,000 pedestrian deaths in the U.S. in 2023, and experts believe smartphones were partially to blame. Recent data from the Governors Highway Safety Association indicates that since 2010, the number of pedestrian deaths rose by 77%, while all other traffic deaths increased by 22% (Pedestrian Traffic Fatalities by State: 2023 Preliminary Data – (https://www.ghsa.org/resources/Pedestrians24). We believe that the distraction created by smartphones originates in two forms: (1) via headphones or earbuds, where the user is deprived of full audible situational awareness; and (2) via the visual interface of the phone, which distracts the user completely from their surroundings. Lucyd Lyte open-ear audio helps address this problem by having the speakers mounted at the temples (in the arms) of the glasses. There is nothing in the ear canal and, as a result, individuals can better maintain situational awareness, such as hearing the traffic around them, as well as nearby sounds. Many of our competitors have relatively bulky speakers enclosed within the temples, while Lucyd Lyte’s speakers and temples are thin, which allows them to look similar to traditional designer glasses. Furthermore, through the quick and easy touch controls on Lucyd Lyte glasses, the wearer can perform many tasks for which they would normally pull out their phone – thus our glasses help untether the eyes of the user from their smartphones throughout the day and enable them to remain more visually vigilant and aware of the traffic around them.

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

Customizable Product Offering. There are 100+ lens types available for Lucyd Lyte, making it the most customizable smart eyewear in the world. Innovative Eyewear has a partnership with a high-quality optical lab in Boston to produce prescription and custom lenses for our frames quickly and affordably. Our contract with a third-party optical lab also allows us to offer direct prescription fulfillment to our customers.

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

Capital Light Business Model. All of our products are sold through multiple e-commerce channels, including on our website (Lucyd.co), BestBuy.com, DicksSportingGoods.com, Brookstone.com, Walmart.com, Target.com, and Amazon.com, and are distributed through optical or other retailers (such as, but not limited to, Metro Optics Eyewear and Marca Eyewear Group, Inc.). We believe this capital light approach is highly scalable and efficient in the deployment of resources. We view “capital light” as being more efficient by obviating the need to build factories and retail stores, while partnering with existing companies in both of these groups.

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

Sales

We have two major sales channels: (1) e-commerce via Lucyd.co and Amazon, and (2) our ongoing development of a network of eyewear, sporting goods, and electronics resellers, including but not limited to, BestBuy.com, DicksSportingGoods.com, Brookstone.com, Walmart.com, and Target.com, to offer our frames. Most of our resellers are experienced opticians who provide valuable feedback that informs the development of our product lines, which we would not receive if we were solely direct to consumer. Additionally, we have a robust presence on multiple e-commerce and social media platforms, which facilitates several customer on-ramps for the Lucyd brand, and numerous ad campaign strategies. Building on our early successes of driving traffic to our website Lucyd.co, from Facebook, Instagram, and TikTok, we deploy high quality content on multiple platforms to continuously keep customers engaged and drive brand awareness.

Our business model leverages dual revenue streams through B2C and B2B channels, with e-commerce sales generating robust gross margins of approximately 69% and wholesale operations delivering steady gross margins of approximately 32%. Our Lucyd.co platform’s lens upgrade program maintains consistent profit margins of approximately 35%. In 2024, we strengthened our competitive position through strategic supplier optimization, partnering with a premier frame manufacturer while simultaneously achieving cost efficiencies in lens sourcing. This enhancement in our supply chain, combined with our calculated market penetration investments in 2023 (including strategic promotional pricing and targeted product seeding to media partners, influencers, and industry reviewers), has positioned us for sustained margin improvement and scalable growth.

Online retail sales accounted for the majority of our sales in 2024 and 2023.

E-commerce Channels

1.	Company website: Lucyd.co

Lucyd.co is our primary e-commerce point of sale. The site offers the most customization options of any of our sales channels and a full prescription lens lab, offering over 100 different lens types, including transition lenses and progressive bifocals. Additionally, the Lucyd website ships worldwide and is used to provide a quick and smooth buying experience.

2.	Amazon

Amazon.com/lucyd is our brand shop on Amazon. It drives approximately one third of our online sales, but limits the number of variations we can offer on our frames (e.g., prescription lenses are not permitted on Amazon). However, through Amazon, we are still able to offer color lens sunglass variants and blue light blocker pairs, in addition to our charging dock accessory item. We continually monitor and test traffic flow to Lucyd.co versus Amazon.com to ensure our online ad spend is fully optimized.

3.	Walmart.com, Target.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, and eBay

In addition to our key online sales channel through Lucyd.co, our products are also sold on Walmart.com, Target.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, and eBay.

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

The core of our B2B business is formed by our relationship with numerous eyewear store retailers across the United States and Canada, which provide our smart frames directly to their optical customers. Many of these retail stores have placed multiple stocking orders since launching our wholesale business in 2021. To support our resellers, we offer a strong co-op marketing program that includes free store display materials. As part of this strategy, we provide customizable modular display systems and interactive LCD retail fixtures to our resellers to provide an immersive virtual try-on experience along with detailed product info and videos for prospective customers. Notable among our independent optical partners is NFM Optical, a Berkshire Hathaway business unit doing approximately $1 billion in revenue, which demonstrates the potential for successful integration of smart eyewear into traditional optical retail environments.

2.	National Eyewear Chains

Thanks to aggressive promotion from competing glasses, retailers are now more open to introducing smart eyewear in their stores and on their e-commerce platforms. As key examples of this, in 2024, we expanded to start selling on Target.com, and recently onboarded all Micro Center locations. Based on our current discussion with several major optical businesses (by store size), we believe at least one additional major optical chain or national optical buying group will onboard our product line in 2025. However, there can be no assurances that any of these retailers and distributors will sell our products.

3.	Big Box Retail Stores (Electronics, sporting goods, general merchandise)

In addition to mainstream optical channels, we distribute our Lucyd eyewear through leading big box stores, such as Best Buy and Dick’s Sporting Goods, through either their eyewear or electronics departments. We have recently expanded our electronics retail presence through partnerships with specialized electronics retailers such as Micro Center, further strengthening our position in the consumer electronics segment.

4.	License Agreements and Specialty Retail Stores

We are leaving no stone unturned in our mission to bring smart eyewear mainstream. We have licensed three leading fashion brands – Nautica, Eddie Bauer, and Reebok – to produce new Powered by Lucyd cobranded frames. We launched the Nautica® Powered by Lucyd smart eyewear collection and the Eddie Bauer® Powered by Lucyd smart eyewear collection in January 2024 and April 2024, respectively, and plan to launch Reebok® Powered by Lucyd sport and optical collections in the second quarter and fourth quarter of 2025, respectively.

In addition to the above channels, with the recent launch of Lucyd Armor Safety Smart Eyewear, featuring ANSI Z87.1 Certification and Canadian Safety Certification, we are expanding into the safety eyewear market. Our distribution strategy targets major home improvement retailers including Home Depot, Lowe’s, Ace Hardware, and Canadian Tire, as well as leading industrial PPE (personal protective equipment) distributors such as Grainger and Fastenal. This certification-backed entry into the safety market represents a significant expansion of our addressable market.

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

Recently, the U.S. government increased tariffs on goods imported from China to 20%. The Company has researched alternate manufacturing solutions outside of China and believes it may be possible to shift production elsewhere if necessary; however, there remains to be uncertainty as to whether there will be any other changes to U.S. government trade policy.

All of our frames are manufactured with prefabricated, ready-to-wear sunglass or blue light lenses, and are directly shipped to the customer in this state if the customer declines to purchase custom lens upgrades. If a customer orders with prescription or specialty lenses, then the smart eyewear frames are sent to an optical contractor laboratory in Miami, Florida, to have the lenses cut, ground, and mounted in the frames, whereupon they are directly shipped to customers.

Marketing

We employ a 360-degree marketing strategy that encompasses both brand and user-generated content syndication across earned, owned, and paid platforms. As the first smart eyewear manufacturer developing tailored products for specific use cases, our marketing approach uniquely addresses distinct segments through our All-Day Wear, Sun, Sports, and Safety product lines. This segmented strategy enables us to deliver targeted messaging to professional users seeking AI-enabled daily eyewear, active individuals requiring high-performance features, and industrial users needing certified protective equipment with smart capabilities.

Long form and video content generation are key focus points for the brand, as they allow us to better leverage both emerging and critical smart eyewear narratives through persistent search engine optimization (SEO), increasing our organic brand awareness across the board, in addition to strategic loyalty, influencer, and affiliate marketing campaigns.

Our online marketing strategy is primarily driven by pay-per-click advertisements on mainstream search engines, social media apps, and Amazon and other marketplaces. In addition, we support our primary efforts with influencer created and promoted “UGC” (user-generated content), email automations and newsletters, and website push notifications. In 2025, we plan to scale up our affiliate and email marketing efforts to augment our core social ads campaigns.

We believe we are trendsetters in creating relevant, omni-channel touchpoints that derive meaningful experiences and products designed for our customers’ specific use cases and environments.

Our wholesale marketing strategy is primarily focused on traditional sales email and call outreach, national and regional optical trade shows, and optical, athletic, and safety trade advertisements. We have also deployed B2B mailer and digital mailer campaigns to inform optical businesses about our new releases.

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

We seek to create memorable experiences and products that resonate with our customers, coupled with premium content and campaigns designed to expand our brand presence and market share across all our target segments. We also attend major regional eyewear, sporting goods, and safety equipment trade shows to build awareness among our potential retail partners.

Our influencers

To accelerate brand awareness and product sales, we are embarking on an influencer strategy to engage leading figures in sports and the arts, who like and enjoy wearing Lucyd Lyte®. Our influencers promote our products on social media, provide us with product placement opportunities at sporting events and other cultural events, and have granted us contractual rights to use their names and likenesses in connection with the advertisement and sale of our products. We have engaged UK football legend and Olympic athlete Micah Richards as our lead brand ambassador. In addition, we have onboarded Chris Clark, a pro golfer; Monique Billings, a WNBA basketball player; Emmanuel Ogbah, an NFL football player; and Hadar Adora, an up-and-coming musical artist. We plan to add additional influencers to enhance awareness and sell-through for a number of key demographics.

Influencers are a key part of our marketing strategy, as they help our products relate to large, variable audiences. Lucyd Lyte is a perfect fit for the fitness tech and audio product spaces, so athletes and musicians are a natural fit for our brand and the active lifestyles that Lucyd products promote.

Intellectual Property

We license from Lucyd Ltd., a subsidiary of one of our largest stockholders, an intellectual property portfolio designed to protect our unique eyewear designs and certain technological features in current and anticipated future products. Since 2021, the Company has begun filing patents under its own name. We have licensed and filed numerous patents covering all of our current product designs and certain advanced features such as replaceable front frames and multi-channel Bluetooth connectivity. The Company will seek to file new intellectual property to protect new styles and features of its smart eyewear as they are introduced.

In January 2024, we entered into a multi-year licensing agreement with a third party (IngenioSpec, LLC) for multiple smart eyewear patents, bringing our overall portfolio of owned and licensed intellectual property to 115 patents and applications.

Our current U.S. and foreign patent portfolio is as listed below.

Pending and Registered Patent Applications Licensed from Lucyd Ltd.

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
10,908,419	Smartglasses and Methods and Systems for Using Artificial Intelligence to Control Mobile Devices Used for Displaying and Presenting Tasks and Applications and Enhancing Presentation and Display of Augmented Reality Information	U.S.	June 28, 2018	Issued	February 2, 2021
D899,493	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D900,203	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D899,494	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,495	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,496	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D900,204	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D900,205	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020

D900,920	Smart Glasses	U.S.	March 22, 2019	Issued	November 3, 2020
D900,206	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D899,497	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,498	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,499	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,500	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D954,135	Round Smartglasses Having Flat Connector Hinges	U.S.	December 12, 2019	Issued	June 7, 2022
D958,234	Round Smartglasses Having Pivot Connector Hinges	U.S.	December 12, 2019	Issued	July 19, 2022
D955,467	Sport Smartglasses Having Flat Connector Hinges	U.S.	December 12, 2019	Issued	June 21, 2022
D954,136	Smartglasses Having Pivot Connector Hinges	U.S.	December 12, 2019	Issued	June 7, 2022
62/941,466	Wireless Smartglasses with Quick Connect Front Frames	U.S.	November 27, 2019	Non-Provisional Application filed on November 25, 2020; U.S. App. No. 17/104,849	n/a
D954,137	Flat Connector Hinges for Smartglasses Temples	U.S.	December 19, 2019	Issued	June 7, 2022
D974,456	Pivot Hinges and Smartglasses Temples	U.S.	December 19, 2019	Issued	January 3, 2023
11,282,523	Voice Assistant Management	U.S.	March 25, 2020	Issued	March 22, 2022
D1,010,718	Wayfarer Smartglasses	U.S.	July 20, 2020	Issued	January 9, 2024
D951,334	Round Smartglasses	U.S.	July 20, 2020	Issued	May 10, 2022
12,216,341	Wireless Smartglasses with Quick Connect Front Frames	U.S.	November 25, 2020	Issued	February 4, 2025
D1,013,765	Smartglasses	U.S.	September 1, 2021	Issued	February 6, 2024
D1,030,851	Smartglasses	U.S.	September 1, 2021	Issued	June 11, 2024
D1,030,852	Smartglasses	U.S.	September 1, 2021	Issued	June 11, 2024
D1,030,853	Smartglasses	U.S.	September 1, 2021	Issued	June 11, 2024
207516	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207517	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207518	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207519	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
29/814,016	Safety Smartglasses	U.S.	November 2, 2021	Pending	n/a
29/814,017	Safety Shields	U.S.	November 2, 2021	Issued	November 19, 2024

63/274,920	Safety Glasses	U.S.	November 2, 2021	Non-Provisional Application filed on October 21, 2022; U.S. App. No. 18/048,715	n/a
207956	Safety Smartglasses	Canada	November 17, 2021	Issued	May 23, 2023
207957	Safety Shields	Canada	November 17, 2021	Issued	May 30, 2023
2021307950576	Safety Smartglasses	China	December 2, 2021	Issued	March 26, 2024
ZL 2021307955902	Safety Shields	China	December 2, 2021	Issued	May 3, 2022
18/048,715	Safety Glasses	U.S.	October 21, 2022	Pending	n/a
3180624	Safety Glasses	Canada	November 1, 2022	Pending	n/a
202211367067X	Safety Glasses	China	November 2, 2022	Pending	n/a
42023078694.9	Safety Glasses	Hong Kong	September 5, 2023	Pending	n/a

Pending and Registered Patent Applications Owned by Innovative Eyewear, Inc.

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
D1,051,829	Charging Cradle	U.S.	November 10, 2021	Issued	November 19, 2024
63/297,056	Charging Cradle for Smartglasses	U.S.	January 6, 2022	Non-Provisional Application filed on December 29, 2022; U.S. App. No. 18/147,002	n/a
212589	Charging Cradle	Canada	May 9, 2022	Issued	February 27, 2024
ZL 2022302715131	Charging Cradle	China	May 10, 2022	Issued	October 21, 2022
18/147,002	Charging Cradle for Smartglasses	U.S.	December 27, 2022	Pending	n/a
D1,020,849	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,019,750	Smartglasses	U.S.	February 9, 2023	Issued	March 26, 2024
D1,020,850	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,019,746	Smartglasses	U.S.	February 9, 2023	Issued	March 26, 2024
D1,020,851	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,024,177	Smartglasses	U.S.	February 9, 2023	Issued	April 23, 2024
D1,020,863	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,852	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,853	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,854	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,855	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,856	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,857	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024

D1,020,858	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,023,123	Smartglasses Temples	U.S.	February 13, 2023	Issued	April 16, 2024
18/189,547	System, Apparatus, and Method For Using a Chatbot	U.S.	March 24, 2023	Pending	n/a
18/463,465	Spring-loaded Hinges For Smartglasses	U.S.	September 8, 2023	Pending	n/a
29/930,655	SAFETY EYEWEAR	U.S.	March 1, 2024	Pending	n/a
18/605,092	SMART EYEWEAR HAVING ACCESSIBLE TACTILE CONTROLS	U.S.	March 14, 2024	Pending	n/a
PCT/US24/20715	SYSTEM, APPARATUS, AND METHOD FOR USING A CHATBOT	U.S.	March 20, 2024	Pending	n/a

Registered Patent Applications Licensed from Ingeniospec, LLC

App/Patent Number	Title	Country
7,192,136	Tethered Electrical Components for Eyeglasses	U.S.
7,255,437	Eyeglasses with Activity Monitoring	U.S.
7,380,936	Eyeglasses with a Clock or Other Electrical Component	U.S.
7,401,918	Eyeglasses with Activity Monitoring	U.S.
7,438,410	Tethered Electrical Components for Eyeglasses	U.S.
7,481,531	Eyeglasses with User Monitoring	U.S.
7,500,746	Eyewear with Radiation Detection System	U.S.
7,500,747	Eyeglasses with Electrical Components	U.S.
7,581,833	Eyewear Supporting After-Market Electrical Components	U.S.
7,621,634	Tethered Electrical Components for Eyeglasses	U.S.
7,677,723	Eyeglasses with a Heart Rate Monitor	U.S.
7,771,046	Eyewear with Monitoring Capability	U.S.
7,792,552	Eyeglasses for Wireless Communications	U.S.
8,109,629	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
8,337,013	Eyeglasses with RFID Tags or with a Strap	U.S.
8,430,507	Eyewear with Touch-Sensitive Input Surface	U.S.
8,434,863	Eyeglasses with a Printed Circuit Board	U.S.
8,465,151	Eyewear with Multi-Part Temple for Supporting One or More Electrical Components	U.S.
8,500,271	Eyewear Supporting After-Market Electrical Components	U.S.
8,770,742	Eyewear with Radiation Detection System	U.S.
8,905,542	Eyewear Supporting Bone Conducting Speaker	U.S.
9,033,493	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.

9,488,520	Eyewear with Radiation Detection System	U.S.
9,547,184	Eyewear Supporting Embedded Electronic Components	U.S.
9,690,121	Eyewear Supporting One or More Electrical Components	U.S.
10,060,790	Eyewear with Radiation Detection System	U.S.
10,061,144	Eyewear Supporting Embedded Electronic Components	U.S.
10,310,296	Eyewear with Printed Circuit Board	U.S.
10,330,956	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
10,345,625	Eyewear with Touch-Sensitive Input Surface	U.S.
10,359,311	Eyewear with Radiation Detection System	U.S.
10,539,459	Eyewear with Detection System	U.S.
11,086,147	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
11,204,512	Eyewear Supporting Embedded and Tethered Electronic Components	U.S.
11,243,416	Eyewear Supporting Embedded Electronic Components	U.S.
11,326,941	Eyewear with Detection System	U.S.
11,513,371	Eyewear with Printed Circuit Board Supporting Messages	U.S.
11,536,988	Eyewear Supporting Embedded Electronic Components for Audio Support	U.S.
11,630,331	Eyewear with Touch-Sensitive Input Surface	U.S.
11,644,361	Eyewear with Detection System	U.S.
11,644,693	Wearable Audio System Supporting Enhanced Hearing Support	U.S.
11,733,549	Eyewear Having Removable Temples That Support Electrical Components	U.S.
11,762,224	Eyewear Having Extended Endpieces to Support Electrical Components	U.S.
11,803,069	Eyewear with Connection Region	U.S.
11,829,518	Head-worn Device with Connection Region	U.S.
ZL200510067143.5	Radiation Detection System for Eyewear and Other Products	China

Additionally, we have acquired the exclusive rights to 11 registered trademarks and applications as follows:

Trademark	Trademark Number	Status	Jurisdiction
LUCYD	UK00003258030	Registered	UK
Lucyd Lens	UK00003258093	Registered	UK
Lucyd Loud	UK00003400531	Registered	UK
Upgrade your eyewear	UK00003400579	Registered	UK
GaaS	UK00003451728	Registered	UK
Vyrb	UK00003477240	Registered	UK
Lyte	UK00003526151	Registered	UK
Upgrade your eyewear	90407646	Registered	US
LUCYD	90407723	Registered	US
Lyte	90381051	Registered	US
Vyrb	90820713	Pending	US
LUCYD LOUD	18845889	Pending	EU
LUCYD	18846419	Examination	EU
LUCYD	UK00003886937	Registered	UK
LUCYD	International Reg. No. 1738602	Examination	Mexico
LUCYD	International Reg. No. 1738602	Examination	Canada
LUCYD	International Reg. No. 1738602	Examination	Japan

Material Agreements

License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd.

On April 1, 2020, we entered into an exclusive, worldwide license agreement with Lucyd Ltd. for all fields of use of the Lucyd® brand, and the associated intellectual property and assets (the “License Agreement”). We were founded by Lucyd Ltd., the inventor and licensor of the technology that our products are based upon, which is a portfolio company of Tekcapital, one of our largest stockholders. The License Agreement is a royalty-free, fully paid up, perpetual license, for the exclusive use of the following assets:

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

Under the terms of the License Agreement, we have the exclusive right to effectuate sublicenses, either exclusively or non-exclusively, to any or all of our licensed intellectual property, at its sole discretion. Upon execution of the License Agreement, we paid Lucyd Ltd. £1 for the life of the licensed assets, and the License Agreement shall continue in perpetuity, unless terminated according to the terms of the agreement. Additionally, we issued 3,750,000 shares of our common stock (187,500 shares on a post-reverse-split basis) to Lucyd Ltd. as compensation for entering into the License Agreement and for the contribution of certain other assets. Lucyd Ltd. may terminate the license with immediate effect by providing written notice to us if, among other things: we commit a material breach, as such is defined by the terms of the agreement; or, if we suspend, or threaten to suspend, payment of our debts or are unable to pay our debts.

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

On October 5, 2021, the parties to the License Agreement executed an Addendum, to the exclusive license agreement, which clarified that Innovative Eyewear shall commercialize, continue with any on-going intellectual property prosecutions and pay all maintenance or other patent fees (the “Addendum”). For all new intellectual property, Innovative Eyewear will own and control it and be responsible for all prosecution and maintenance costs. The Addendum also confirms that Innovative Eyewear issued Lucyd Ltd. 3,750,000 shares of its common stock (187,500 shares on a post-reverse-split basis) as consideration for the license.

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

On December 23, 2022, we entered into a multi-year global licensing agreement with Authentic Brands Group, which became effective October 1, 2022. Pursuant to this agreement, we received a license to utilize the outdoor brand Eddie Bauer® for our smart eyewear products. We launched the first line of cobranded line of Eddie Bauer® Powered by Lucyd smartglasses in April 2024.

On June 12, 2023, we entered into a multi-year global licensing agreement with Authentic Brands Group, which became effective April 1, 2023. Pursuant to this agreement, we received a license to utilize received a license to utilize the iconic athletic brand Reebok® for our smart eyewear products. We plan to launch a cobranded line of Reebok® Powered by Lucyd sport smartglasses in the second quarter of 2025.

The aforementioned agreements require us to pay royalties based on a percentage of net retail and wholesale sales, and also require guaranteed minimum royalty payments. The agreements have base terms of 10 years but are cancellable at our option during the fifth year.

Sales Representation Agreement

On March 4, 2021, we entered into a commission-only, sale representation agreement with D. Landstrom Associates, Inc. for prospecting wholesale relationships with Walmart, Target, and Best Buy stores in the United States. This agreement provides for D. Landstrom to act as our commission-based manufacturer’s representative, with the exclusive right to solicit offers on behalf of us to purchase our products in the United States, for the named big box stores. The term of the agreement is five years, and the contract may be terminated for “good cause” with 90 days’ notice by either party. Upon termination, commissions of orders procured will extend 180 days beyond the termination date. Thus far, this representation agreement has resulted in a successful launch of the Company’s products on BestBuy.com.

Distribution Agreement

On April 1, 2024, we entered into a distribution agreement with Windsor Eyes Inc., which granted Windsor Eyes the non-exclusive right to distribute our products to optical retail chains in the United States. The term of the agreement is one year, and the Company intends to renew the relationship, as we are working together on securing major retail distribution. The pricing structure and payment for any products sold under this agreement shall be mutually agreed upon by Windsor Eyes and the Company prior to commencement of any specific order.

Proprietary Software Sharpens our Competitive Edge

In April 2023, we introduced a major software upgrade for our glasses with the launch of the Lucyd app for iOS and Android. This free application enables the user to converse with the extremely popular ChatGPT AI language model on our glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. The app deploys unique Siri integration with the Open AI API for ChatGPT, which was developed internally by the Company and for which we have filed a patent application related to this software.

The Lucyd app is a simple and powerful app that provides significant new AI functionality to our glasses at no additional cost to the user, differentiating our products from other smart eyewear. The app also sports a powerful visual interface for interacting with ChatGPT in a variety of ways. In July 2024, we launched a new feature called “Walkie” for the Lucyd app, which enables thousands of users to join each other on walkie-talkie style communication channels. This feature was designed with our recently-launched Lucyd Armor smart safety glass product in mind, to enable coworking teams to communicate freely on smart eyewear. We plan to launch more new features for the Lucyd app in the future, such as an audio equalizer enabling the user to optimize sound output for different types of content such as calls and podcasts, a “Find My Glasses” feature, and touch control customizations.

Although we plan to continue to provide the app for free to glasses customers, during the second quarter of 2024 we also added a “Pro” version of the app, which provides unlimited ChatGPT interactions and priority tech support for a modest monthly or annual fee. This is a new revenue stream for our business, and represents our first diversification in product revenue from frames and lenses. We believe this may also potentially allow us to capture revenue from users of other hearables such as Apple Airpods that want an audio interface for ChatGPT.

Employees

As of December 31, 2024, we had 11 full time employees, spread over business development, marketing, finance, sales, app design, support, and frame design. Our employees are supported by numerous consultants, contractors, independent sales representatives, and third-party service providers.

Other Information

Our official Internet website is www.lucyd.co, through which we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). Alternatively, you may also access our reports at the SEC’s website at www.sec.gov.

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

Risks Related to our Business, Strategy and Industry

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

●	We have a history of losses, and we may be unable to achieve or sustain profitability.

●	The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.

●	We have limited experience in scaling a smart eyewear business. If we are unable to manage our expected growth effectively, our brand, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.

●	Increases in component costs, shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain; factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.

●	We currently derive all of our revenue from sales of our glasses. A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operation.

●	We face significant risks due to our dependency on foreign supply and manufacturing chains, geopolitical and economic changes, and changes in public perception about internationally sourced and manufactured products.

●	We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

●	If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

●	If we fail to successfully launch or after we launch receive sufficient revenue from our cobranded collections with Nautica, Eddie Bauer, and Reebok, our business, financial condition, and results of operations would be harmed.

●	Eyeglasses are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturer or optical laboratory, to obtain and maintain the necessary marketing authorizations for our products could have a material adverse effect on our business.

●	Our profitability and cash flows may be negatively affected if we are not successful in managing our supply chain and customer demands for product deliveries.

●	If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.

●	We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.

●	Our multichannel channel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive.

●	We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

●	A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operations.

●	We could be adversely affected by product liability, product recall or personal injury issues.

Risks Related to our Intellectual Property

●	We license some of our technology from Lucyd Ltd. and from a third party. Our inability to maintain these licenses could materially affect our business, financial condition, and operating results.

●	Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.

●	We may incur costs to defend against, face liability or for being vulnerable to intellectual property infringement claims brought against us by others.

Risks Related to Our Dependence on Third Parties

●	We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.

●	Our projects could be hindered due to our dependence on third parties to complete many of our contracts.

●	We depend on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control; and, as we grow, the cost of acquiring new customers may continue to rise and become uneconomical.

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

We compete directly with large, integrated optical players that sell both at the retail level and online such as Ray-Ban® that have multiple products, well regarded brands and retail banners, as well as established and well-regarded consumer electronics companies. This diversified and capable competition takes place both in physical retail locations as well as online, for smart glasses. To compete effectively, we must continue to create, invest in, or acquire, advanced technology, incorporate this technology into our products, obtain regulatory approvals in a timely manner where required, and process and successfully market our products.

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

We have had net losses since inception, had a net loss of $7,665,515 for the year ended December 31, 2024, and had a net loss of $6,663,428 for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $24,735,930. Because we have a limited operating history it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able become or increase our profitability.

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

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S. and China. There is currently a tariff on all products imported from China in the amount of 20%; we cannot determine at this time how this will affect our future profitability, whether it will reduce the number of smart glasses that we sell, or whether we could pass these tariff costs on to our customers through pricing adjustments. Our contract manufacturers purchase and provide many of these components on our behalf, including sun lenses, demo lenses, hinge and chip sets and other electronic components, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and may preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited in certain situations. In the event of a component shortage or supply interruption from suppliers of these components, we may experience supply chain delays. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship our products to our customers.

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

We source components from suppliers located in China. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Recently, the tariff was increased to 20%. There remains to be uncertainty as to what the impact of the increased tariff will be or whether there will be any other changes to U.S. government trade policy. If we are unable to mitigate the full impact of the enacted and increased tariffs (including whether we could pass these tariff costs on to our customers through pricing adjustments, and if so, whether such increased prices would decrease the number of glasses that we sell), our financial results may be negatively affected. While it is too early to predict how the current and future China tariffs will impact our business, our financial results may also be impacted by any resulting economic slowdown.

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

Furthermore, increases in compensation, wage pressure, and other expenses for our employees, may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, may increase our cost of products sold or selling, general, and administrative expenses. Our competitive price model and pricing pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations especially since we believe that one of our competitive advantages is how the price point for our glasses is generally lower than that of certain of our competitors.

We currently derive principally all of our revenue from sales of our glasses and lenses. A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operations.

We derive substantially all of our revenue from the sale of smartglasses and custom lenses. Our glasses are sold in highly competitive markets with limited barriers to entry, although in our view the barriers to building commercially viable smartglasses are significant, due to the complexity of materials and assembly involved. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a material decline in our revenue. Because we derive most of our revenue from the sale of our glasses, any material decline in sales of our glasses would have a material adverse impact on our business, financial condition, and operating results.

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

We could be adversely affected by product liability, product recall, or personal injury issues.

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

Since our inception, we have primarily funded our operations through net proceeds generated from the offering and sale of shares of our common stock and warrants to investors. We cannot be certain when, or if, our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new products and improve existing products with new features or enhance our products and services with new technology, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our products and services, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

If we fail to successfully launch, or after we launch receive insufficient revenue from our cobranded collections with Nautica, Eddie Bauer, and Reebok, our business, financial condition, and results of operations would be harmed.

We recently launched our cobranded collections with Nautica and Eddie Bauer in the first and second quarters of 2024, respectively. We also plan to launch our Reebok cobranded collection in the second quarter of 2025. We believe these brand partnerships will grow our company due to the global renown of these partners, and we believe that these brand partnerships will play a significant role in our future revenue growth by offering a more diversified product portfolio that speaks to consumers from different demographics (for example, Nautica generally appeals to a more fashion-forward customer than Lucyd Lyte, and Eddie Bauer generally appeals to an older demographic than our other lines).

However, if we are unable to successfully launch the Reebok cobranded collection, we may not be able to grow as currently anticipated and may be required to shift our current business plans. Further, following the launch our cobranded collections with Nautica, Eddie Bauer, and Reebok, there is no guarantee that we will receive sufficient revenue to pay the licensing fees that would be owed to Nautica, Eddie Bauer, and Reebok. Specifically, the aggregate future minimum payments due under the license agreements related to these brands is $14,010,000 over the next nine years, although we have the option to cancel the agreements during the fifth year. If we are not able to successfully market and sell our cobranded products, we will not receive sufficient revenue to pay the licensing fees and would need to use the proceeds from our other products to pay the fees. There can be no assurance that we will be able to profitably manage these cobranded collections, or that they will achieve anticipated revenues and earnings.

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

Due to the nature of the Lucyd app as a social application, and our collection of customer data in the process of taking orders, we are subject to rapidly changing and increasingly stringent laws, regulations, obligations, and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.

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

Finally, since the Lucyd app allows users to speak to each other in a public space operated by the Company, the Company has a basic responsibility to ensure that users are not exposed to harmful content, which if we fail to do so, could potentially result in legal action against the Company.

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

Risks Related to Intellectual Property

We license some of our technology from Lucyd Ltd. and from a third party. Our inability to maintain these licenses could materially affect our business, financial condition, and operating results.

Some of our current intellectual property is licensed from Lucyd Ltd., one of our larger stockholders, pursuant to a license agreement we entered into with Lucyd Ltd. on April 1, 2020 (the “License Agreement”). Pursuant to the License Agreement, we acquired an exclusive, worldwide license that is royalty-free, fully paid up, and perpetual license for the exclusive use of certain assets of Lucyd Ltd. related to Innovative Eyewear current products and trademarks. Please see “Business—Material Agreements” for a more complete description of the License Agreement.

Some of our current intellectual property is licensed from IngenioSpec, LLC, a third-party entity, pursuant to license agreement we entered into on January 3, 2024. Pursuant to this license agreement, we acquired a multi-year non-exclusive license for multiple smart eyewear patents that we fully prepaid at the time of entry into the agreement.

There can be no assurance that these licenses will not be terminated by the respective counterparty and if we are unable to continue to license such technology then our business, financial condition and operating results would be adversely affected.

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

Since the completion of our initial public offering in August 2022, we have been required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an “emerging growth company,” as defined in the JOBS Act, which will be in effect until after five years from our initial public offering, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act (and the rules and regulations of the Securities and Exchange Commission thereunder).

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

The market price of our common stock is highly volatile, and since our initial public offering in August 2022, the market price of our common stock has ranged from $3.31 to $96.00 per share (as adjusted for our reverse stock split). The market price of our securities could be subject to wide fluctuations in response to a variety of factors, which include:

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

Item 2. Properties.

Our executive offices are located at 11900 Biscayne Blvd., Suite 630, North Miami, Florida 33181. Our executive offices are provided to us by Tekcapital, who bills us for an allocation of rent paid by Tekcapital on our behalf. This arrangement does not have a specific end date, and can be terminated with 30 calendar days written notice by any party. We consider our current office space adequate for our current operations.

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

Holders

As of December 31, 2024, the approximate number of holders of record of our common stock was 3,775 and the closing price of our common stock was $4.92 per share. As of December 31, 2024, the approximate number of holders of record of our Warrants was 1 and the closing price of our Warrants was $0.045 per Warrant.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2024.

Purchases of Securities by the Issuer and Affiliated Purchasers

On April 12, 2023, an individual cashlessly exercised of 300,000 stock options and received 85,638 shares of common stock.

On September 23, 2024, an investor cashlessly exercised 40,000 warrants and received 20,482 shares of common stock.

On December 13, 2024, a total of 3,322 shares of common stock were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the vesting of restricted stock units; the Company immediately sold such shares in the market.

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

Since the initial launch of Lucyd Lyte in 2021, we have sold thousands of our smartglasses, and have significantly upgraded and expanded our product offerings – including the launch of Lucyd Lyte 2.0 and Lyte XL smartglasses in 2023, and most recently with the launch of the Lucyd Armor™, Nautica® Powered by Lucyd, and Eddie Bauer® Powered by Lucyd smart eyewear collections in 2024. The variety of smartglasses we offer underpin the Company’s mission to provide a smart alternative for all of the major types of eyewear used by consumers, offering a seamless upgrade in styles of eyewear they already enjoy. We plan to further expand our product offerings through the launch of new cobranded collections with Reebok in 2025.

All of our products are designed in Miami, manufactured in Asia, and currently sold through two major types of channels:

1.	E-commerce – primarily via our website (Lucyd.co) and Amazon.com, as well as through Walmart.com, Target.com, BestBuy.com, DicksSportingGoods.com, Brookstone.com, and eBay; and,

2.	A growing network of retail stores, including independent eyewear stores and national eyewear chains – we currently have over 540 retail stores selling our products (across over 300 unique wholesale accounts), and are continually working to expand our network.

We apply a manufacturer suggested retail price (“MSRP”) of $149 – $199 for non-prescription, polarized sunglass, and photochromic glasses across all of our online channels, with our wholesale pricing offering volume discounts to these prices. The Company believes having pricing that is competitive with traditional designer eyewear is essential for building market share in this new category, by eliminating the “cost of switching” for the average consumer.

We view our business model as capital light, as we have elected not to build our own manufacturing facilities and Company-owned retail distribution, but rather leverage existing sources of production and retail distribution. This allows us to focus on our core competency of smart eyewear design and manufacturing.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores. To address this, we have assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently offer an expansive line of 26 different models of glasses, and by mid-2025, we will offer 34 different styles and several accessories, including cobranded eyewear with well-known brands like Nautica, Reebok, and Eddie Bauer. In total, the Company expects to offer over 40 total smart eyewear SKUs across these brands and Lucyd by the end of 2025.

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd products and enable customers to virtually try them on. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. Additionally, we consistently incorporate retail partner feedback directly into our frames to better serve our end users. We have deployed 45 such display systems to retailers.

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

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell our products. We started onboarding our first retail stores in June 2021, and since then have continue to grow through the current year. Currently, we have over 540 retail stores selling our smart eyeglasses, primarily in the United States and Canada, across over 300 unique wholesale accounts. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2025.

Customer Ratings (B2C)

The Company’s latest products are receiving higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality, and build quality. For example, our new Lucyd Armor product has a 4/5 rating on Amazon. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

Results of Operations

Years Ended December 31, 2024 (“current year”) and December 31, 2023 (“prior year”)

	Year ended December 31, 2024		Year ended December 31, 2023		Change
Revenues, net	$1,636,440	100%	$1,152,479	100%	$483,961	42%
Less: Cost of Goods Sold	(1,421,250)	87%	(1,271,808)	110%	(149,442)	12%
Gross Profit (Deficit)	215,190	13%	(119,329)	-10%	334,519	280%

Operating Expenses:
General and administrative	(4,473,292)	273%	(3,886,960)	337%	(586,332)	15%
Sales and marketing	(2,706,213)	165%	(2,047,069)	178%	(659,144)	32%
Research and development	(819,387)	50%	(662,184)	57%	(157,203)	24%
Related party management fee	(140,000)	9%	(140,000)	12%	-	0%
Total Operating Expenses	(8,138,892)	497%	(6,736,213)	584%	(1,402,679)	21%

Other Income (Expense)	157,187	10%	195,150	17%	(37,963)	-19%
Interest Expense	-	0%	(3,036)	0%	3,036	100%
Total Other Income (Expense), net	157,187	10%	192,114	17%	(34,927)	-18%

Net Loss	$(7,766,515)	475%	$(6,663,428)	578%	$(1,103,087)	17%

Revenue

Our revenues for the year ended December 31, 2024, were $1,636,440, representing an increase of approximately 42% as compared to revenues of $1,152,479 during the year ended December 31, 2023. The increase in revenue was primarily attributable to significant growth in the e-commerce channel, with net sales through our Lucyd.co website and Amazon.com increasing by approximately 89% and 14%, respectively, from the prior year, while wholesale revenues declined by approximately 27%.

Overall, our revenue growth was primarily attributable to higher unit volumes, largely driven by our new product launches over the past year (including the cobranded Nautica® Powered by Lucyd and Eddie Bauer® Powered by Lucyd collections which were launched in January 2024 and April 2024, respectively, and the Lucyd Armor product line which was launched in October 2024). We sold over 2,000 units of Lucyd Armor glasses in the fourth quarter of 2024 alone. With respect to our cobranded collections, we sold over 3,000 units during the current year, and sales of the Nautica® Powered by Lucyd line have continued to increase each quarter since their initial launch. While Eddie Bauer® Powered by Lucyd styles have not been as successful as others thus far, likely due to their higher price point, the Nautica® cobranded collection has been very popular, with several of those styles ranking among our top products. We believe our brand partnerships play a significant role in our revenue growth by offering a more diversified product line that speaks to consumers from different demographics (for example, Nautica® generally appeals to a more fashion-forward customer than Lucyd Lyte, and Eddie Bauer® generally appeals to an older demographic than our other lines). We also believe the cobranded collections have been useful in attracting retail partnerships, as merchandisers are more comfortable with well-known brands when introducing new products. Also contributing to our growth in revenues were our continued investments in marketing and advertising initiatives, as well as increased public interest and growth in smart glasses and the wearable products category.

The decline in wholesale revenues was largely driven by a change in our focus during the current year from small, independent retailers to major national retailers, the latter of which have slower product approval and purchasing cycles. However, we believe that focusing on introducing our product in major national retailers will have a significant positive impact on the Company’s revenues within the next 12 months.

For the year ended December 31, 2024, approximately 64% of sales were processed on our online store (Lucyd.co), 26% on Amazon.com, and 10% with reseller partners. As the relative proportion of sales processed through Lucyd.co for the current year increased as compared to the relative proportion of sales processed through Lucyd.co in the prior year, this shift in sales channel mix positively impacted our revenue for the current year as compared with the prior year, due to the fact we charge an additional $35 to $275 for our prescription lenses available only on Lucyd.co.

For the year ended December 31, 2024, we generated an aggregate of $1,137,849 of revenue from sales of non-prescription frames and accessories, $494,085 from sales of frames with prescription lenses, and $4,506 of revenue from app subscriptions. All of the $427,671 in sales generated on Amazon.com during the current year were for non-prescription frames and accessories, as we only offer prescription lenses through our website. Of the $1,036,713 in online sales generated through Lucyd.co, $494,085 was related to frames with prescription lenses and $542,628 was related to glasses with non-prescription lenses.

For the year ended December 31, 2023, approximately 47% of sales were processed on our online store (Lucyd.co), 33% on Amazon.com, and 20% with reseller partners. This product mix represents the fact that the e-commerce channels have grown more rapidly than our wholesale business. For the year ended December 31, 2023, we generated $963,405 of revenue from sales of non-prescription frames and accessories, and $189,074 from sales of frames with prescription lenses. All of the $375,513 in sales generated on Amazon.com during the current year were for non-prescription frames and accessories, as we only offer prescription lenses through our website and our optical store partners. Of the $547,850 in online sales generated through Lucyd.co, $189,074 was related to frames with prescription lenses and $358,776 was related to glasses with non-prescription lenses.

Overall, e-commerce sales remain to be the most material portion of our sales to date since inception; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for future growth in the long-term. To date, we believe e-commerce has been best suited to sell smart eyewear because of the enhanced product exposure opportunity compared to product on a shelf in a physical store – as online, prospective customers are able to learn more about products, conduct virtual try-ons, and comparison shop across the web with ease. However, we anticipate that as smart eyewear becomes a more normalized product category and becomes more common for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector. We have already started to see major retailers begin to offer smart eyewear in-store. Thus, we believe that selling wholesale into brick-and-mortar retailers represents our largest growth opportunity for a number of reasons, including:

●	Our products are competitive with the few smart eyewear products that are currently sold in big box brick-and-mortar stores.

●	Consumer awareness of the category is improving, driving consumer interest to try smart eyewear in-store.

●	The optical channel is becoming more receptive to smart eyewear than in the past.

●	We have been in direct negotiations with some of the largest retailers in the world in the last 12 months in regards to onboarding our products.

●	Online competition in the category is only going increase, but with limited shelf space available in brick-and-mortar, only the strongest products will make it in-store.

●	Overall marketing and acquisition costs for wholesale sales per unit is much lower than direct to consumer online sales.

With the success of the recently-launched Lucyd Armor smartglasses for the safety/industrial segment (which represents a growing market in which we currently have little or no direct competition), and the anticipated success of the upcoming launch of Reebok® Powered by Lucyd smartglasses for the sport/active lifestyle segment (in which we believe we will have a distinct advantage, as most sport smartglasses are very low quality Aliexpress products), we believe we are very well positioned to generate significant revenue growth in 2025.

Cost of goods sold

Our total cost of goods sold increased to $1,421,250 for the year ended December 31, 2024, as compared to $1,271,808 for the year ended December 31, 2023. This increase was primarily driven by higher volumes of products sold during the current year, partially offset by lower costs.

Cost of frames increased by approximately 14% on an absolute dollar basis from the prior year, primarily related to the increase in sales volumes and also partially attributable to higher cost of goods sold associated with the new Eddie Bauer® Powered by Lucyd collection, due to the increased number of components, deluxe finishes, and materials for that product line. However, cost of frames as a percentage of net sales declined by 13 percentage points from the prior year, due to the combination of our switch to new suppliers with higher quality and lower manufacturing costs during 2023, and greater economies of scale driven by higher unit volumes. Smart eyewear is a highly specialized product that has the combined specifications and component requirements of a wireless Bluetooth headset and optical eyewear in one, meaning it is expensive to manufacture in smaller quantities of a few thousand at a time. As demand and awareness for smart eyewear continue to grow, we expect that our per unit cost will continue to decrease as order volumes increase.

Cost of lenses decreased by approximately 5% on an absolute dollar basis from the prior year, and decreased as a percentage of net sales by 8 percentage points from the prior year. These decreases were mainly driven by actions taken by management in the current year to better manage lens fulfillment costs, including (i.) the launch of the new Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer, and (ii.) the engagement of a new lower-cost lens supplier based in Miami, Florida. These decreases were also impacted by sales channel mix, as a lower relative proportion of our sales in the current year were through our online store (Lucyd.co) in the current year than in the prior year, and all sales of glasses with prescription lenses are attributable to that channel.

Key components of cost of goods sold for the year ended December 31, 2024 included, but were not limited to, the cost of frames of $862,529; cost of prescription lenses incurred with third-party vendors of $256,860; commissions, affiliate referral fees, and e-commerce platform fees of $158,327; shipping and logistics costs of $95,363; product certification costs of $33,150; and quality assurance costs of $11,240. Out of our total cost of goods sold for the year ended December 31, 2024, $256,860 related to orders with prescription lenses, while $1,164,390 pertained to non-prescription orders.

Key components of cost of goods sold for the year ended December 31, 2023 included, but were not limited to, the cost of frames of $756,795; cost of prescription lenses incurred with our third-party vendor of $271,229; commissions, affiliate referral fees, and e-commerce platform fees of $201,686; shipping and logistics costs of $20,415; and quality assurance costs of $13,100. Out of our total cost of goods sold for the year ended December 31, 2023, $271,229 related to orders with prescription lenses, while $1,000,579 pertained to non-prescription orders.

With the recent (October 2024) launch of the Lucyd Armor line and the upcoming launch of the Reebok® Powered by Lucyd collection in 2025, we expect that our cost of goods sold will improve even more in future periods, as the frames for the aforementioned product lines are designed differently from our other products and accordingly have fewer components, thus reducing their price. We estimate that the unit cost of for the Lucyd Armor and cobranded Reebok® product lines will be at least 30% lower than our Lucyd Lyte models. Thus, while we anticipate that the total dollar value of our cost of goods sold will increase in 2025, primarily from greater volumes of products sold, we anticipate reduced unit costs (i.e., lower cost of goods sold as a percentage of net sales) as we continue to refine our stock-keeping unit (“SKU”) mix and scale our production quantities.

Additionally, in the moderate to long term timeframe, we expect third-party retail stores will become our primary sales channel as we onboard additional stores. Consequently, we expect sales of prescription lens offered through our website to decrease, as our third-party retail partners outfit our Lyte frames with more prescriptions.

Gross profit (deficit)

We had gross profit of $215,190, or 13% of net sales, for the year ended December 31, 2024, as compared to a gross deficit of $119,329, or negative 10% of net sales, for the year ended December 31, 2023. This improvement of $334,519 or 23 percentage points was primarily driven by the factors outlined above.

We expect that our gross profit margins will continue to improve in 2025, due to the factors outlined above.

Operating expenses

Our operating expenses increased by 21% to $8,138,892 for the year ended December 31, 2024, as compared to $6,736,213 for the year ended December 31, 2023. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by 15% to $4,473,292 for the year ended December 31, 2024, as compared to $3,886,960 for the year ended December 31, 2023. This increase was primarily driven by the combination of (i) a $325,000 release payment made to a shareholder counterparty during the current year for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings during the second quarter of 2024, (ii) an increase in legal costs of approximately $318,000, largely as a result of various shareholder and equity-related matters during the current year period. These increases were partially offset by lower insurance costs.

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

Sales and marketing expenses

Our sales and marketing expenses increased by 32% to $2,706,213 for the year ended December 31, 2024, as compared to $2,047,069 for the year ended December 31, 2023. This increase was primarily driven by the combination of (i) increased spending on paid ads to drive sales growth, and (ii) higher stock-based compensation recognized expense in the current year, mainly due to the fact that the prior year expense amount included the impact of a significant reversal of previously-recognized stock-based compensation for certain individuals within the Company’s sales and marketing function whose awards expired in 2023 without ever having vested, as the related performance conditions (sales quotas) for those awards were not met.

Our marketing plan for 2025 is strategically allocated to support our phased product rollout (e.g., the cobranded Reebok® Powered by Lucyd collections in the second and fourth quarters), while continuing to build overall brand awareness and presence. We are using data-driven decision-making to refine and optimize our marketing campaigns, in order to make our spending in this area more efficient, thus maximizing returns on our marketing investments. We anticipate that our total 2025 marketing spending will be between 2023 and 2024 levels.

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

Research and development costs

Our research and development costs increased by 24% to $819,387 for the year ended December 31, 2024, as compared with $662,184 the year ended December 31, 2023.

This increase was primarily attributable to the 2024 write-off of approximately $88,000 of previously-capitalized software costs related to the development of the Vyrb app (which was launched as an open beta version in 2021, and had new features added over time, but had never been officially launched) as a result of management’s decision in 2024 to de-emphasize the Vyrb app in favor of shifting our primary software development focus to the Lucyd app. Certain elements and features developed for the Vyrb app may potentially be incorporated into future releases of the Lucyd app.

Also contributing to the increase in research and development costs were the impacts of product development cycles and timing of associated research and development spending. We have expanded our software team with additional vendors and specialists to support feature enhancements to the Lucyd app, and we hired a new audio engineering team in 2024 to support our frames with enhanced audio input and output.

Related party management fee

Our related party management fee was $140,000 for each of the years ended December 31, 2024 and 2023, based on the terms of the management services agreement between us and Tekcapital.

Liquidity and Capital Resources

Cash Flow Data:

	Year ended December 31, 2024	Year ended December 31, 2023
Net cash flows from operating activities	$(6,739,630)	$(5,766,303)
Net cash flows from investing activities	(5,162,157)	(198,753)
Net cash flows from financing activities	10,243,327	6,661,394
Net Change in Cash	$(1,658,460)	$696,338

The above table reflects changes in our cash and cash equivalents only, and reflects the Company’s investments in short-term U.S. Treasury bills as a cash outflow (reduction). The Company held $4,895,184 of such investments as of December 31, 2024. Including such investments in the table above as part of the Company’s overall liquidity (which management believes provides a more accurate depiction of the Company’s liquidity and economic position) would result in a net change in the Company’s overall liquidity of positive $3,236,724 for the year ended December 31, 2024.

Operating Activities

Net cash flows used in operating activities for the years ended December 31, 2024 and 2023 are primarily reflective of our net losses, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, research and development, and various costs associated with being a publicly-traded company. Additionally, our operating asset levels have grown significantly during 2023 and 2024 as we have procured additional inventory to position us for future anticipated sales growth.

Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2024 were primarily reflective of the investment of a portion of the proceeds from our recent equity offerings (as described below) in 6-month U.S. Treasury bills. At the same time, the Company continued to invest in its growing intellectual property portfolio, making expenditures to file for various new patents.

Net cash flows used in investing activities for the year ended December 31, 2023 were primarily reflective of the Company’s purchase and redemption of low-risk government bonds and similar investment instruments for the purpose of earning interest on its cash balance. The Company also continued to invest in its growing intellectual property portfolio, making expenditures to file for various new patents.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2024 were mainly driven by proceeds from multiple equity offering transactions as described below.

Net cash flows provided by financing activities for year ended December 31, 2023 were mainly driven by the various capital-raising activities undertaken during the year, including our second public offering completed in June 2023 and exercises of warrants by stockholders earlier in the year, partially offset by repayment of advances and convertible debt to related parties.

Second Public Offering

On June 26, 2023, the Company closed on a public offering of 252,494 units, with each unit consisting of one share of the Company’s common stock and warrants to purchase one share of common stock (the “Common Warrants”), in exchange for gross proceeds of approximately $4.7 million, before deducting underwriting discounts and offering expenses. In addition, pursuant to the terms of the placement agency agreement for the offering, the Company issued to the placement agent certain other warrants to purchase up to 9,000 shares of the Company’s common stock at an exercise price of $26.25 per share.

The net proceeds received by the Company from this offering amounted to approximately $4,116,000, and were used by the Company primarily for working capital and general purposes.

At-the-Market Offerings

On April 15, 2024, the Company entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock.

●	From April 15, 2024 through April 28, 2024, the Company sold 2,828 shares of common stock and received approximately $13,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $12,000.

●	Following the first registered direct offering described below, from May 2, 2024 through May 24, 2024, the Company sold 34,900 shares of common stock and received approximately $536,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $518,000.

●	Following the second registered direct offering described below, from June 13, 2024 through June 30, 2024, the Company sold 246,742 shares of common stock and received approximately $1,918,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,845,000.

●	From July 12, 2024 through August 30, 2024, the Company sold 273,517 shares of common stock and received approximately $1,446,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,399,000.

Approximately $50,000 of the net proceeds received from these offerings were used to pay legal fees to HCW. We intend to use the remaining net proceeds from these offerings primarily for working capital and general purposes.

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

Approximately $100,000 of the net proceeds received from this registered direct offering were used to pay a former agent for their waiver of a contractual right of first refusal; the remaining net proceeds received were used by the Company primarily for working capital and general purposes.

Second Registered Direct Offering

On May 29, 2024, the Company closed on a registered direct offering of 263,160 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 263,160 shares of common stock at an exercise price of $9.50 per share, for a combined purchase price per share and warrant of $9.50. In exchange, the Company received approximately $2.5 million of gross proceeds, before deducting underwriting discounts and offering expenses. In addition, the Company issued to the placement agent warrants to purchase up to 19,737 shares of common stock at an exercise price of $11.876 per share.

The net proceeds received by the Company from this transaction amounted to approximately $2,134,000, and were used by the Company primarily for working capital and general purposes.

Warrants

On August 17, 2022, as part of the Company’s initial public offering, the Company issued warrants to purchase 112,700 shares of common stock, which began trading and are currently trading on the Nasdaq Capital Market, under the symbol “LUCYW” (which we refer to as the “Listed Warrants”).

In February 2023, holders of the Company’s Listed Warrants exercised such warrants to purchase an aggregate of 22,926 shares of the Company’s common stock, at an adjusted exercise price of $75.00 per share, resulting in net cash proceeds to the Company of approximately $1,532,000.

Between April 1, 2023 and April 16, 2023, holders of the Company’s Listed Warrants exercised such warrants to purchase an aggregate of 18,019 shares of the Company’s common stock, at an adjusted exercise price of $75.00 per share, resulting in net cash proceeds to the Company of approximately $1,204,000.

On April 17, 2023, the Company entered into a warrant exercise inducement letter agreement with certain accredited investors that were existing holders of the Company’s Listed Warrants to purchase an aggregate of 8,417 shares of the Company’s common stock for cash, wherein the investors agreed to exercise all of their existing Listed Warrants at an exercise price of $75.00 per share. The net proceeds received by the Company from this transaction amounted to approximately $391,000. In consideration for the immediate exercise of the existing Listed Warrants for cash, the exercising holders received new warrants to purchase up to an aggregate of 15,000 shares of common stock (the “Private Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Private Warrants are immediately exercisable upon issuance at an exercise price of $75.00 per common share and will expire on April 19, 2028. Subsequently, the shares of common stock issuable upon exercise of these warrants were registered with the SEC through a Form S-1 filing.

During September 2024, the Company entered into multiple warrant inducement transactions with certain holders of its previously-issued warrants.

●	On September 3, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on June 26, 2023) to purchase an aggregate of 126,699 shares of common stock. The warrant holders exercised for cash the existing warrants at a reduced exercise price of $5.00 per share, resulting in gross proceeds to the Company of approximately $633,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series A and Series B warrants. This transaction closed on September 4, 2024, and the net proceeds received by the Company amounted to approximately $489,000.

●	On September 18, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 1, 2024 in connection with the First Registered Direct Offering described above) to purchase an aggregate of 148,567 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $5.13 per share, resulting in gross proceeds to the Company of approximately $762,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series C and Series D warrants. This transaction closed on September 19, 2024, and the net proceeds received by the Company amounted to approximately $672,000.

●	On September 22, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 29, 2024 in connection with the Second Registered Direct Offering described above) to purchase an aggregate of 263,160 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $9.875 per share, resulting in gross proceeds to the Company of approximately $2.6 million; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series E and Series F warrants. This transaction closed on September 24, 2024, and the net proceeds received by the Company amounted to approximately $2,343,000.

New Lucyd Ltd. Financing Agreement

On March 1, 2024, the Company entered into an agreement with Lucyd Ltd. pursuant to which the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, it will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of the Company’s common stock upon certain defined events. Upon issuance, the convertible note will have a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest, if any, will be payable in full in cash or in the Company’s common stock. The Company will be able to prepay the convertible notes at any time with the written consent of Lucyd Ltd.

On March 1, 2025, the Company and Lucyd Ltd. entered into an amendment of the March 1, 2024 convertible note financing agreement, such that upon issuance, the convertible note will have a maturity date of September 1, 2026. There were no other changes to the terms and provisions of the agreement.

The Company has not borrowed any amounts under this agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

Inventory

Our inventory consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 and $31,637 as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company recorded an inventory prepayment in the amount of $424,594 and $323,520, respectively, related to down payments on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

Intangible Assets

Intangible assets recognized on the Company’s books relate to:

●	Internally-developed and licensed utility and design patents. We amortize these assets over the estimated useful life of the patents, and review our intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

●	Capitalized software costs. We had previously incurred costs related to development of the Vyrb software application, and had previously capitalized approximately $88,000 of these costs related to coding, development, and testing (subsequent to establishing technical feasibility of the app), as it was our intention to market and sell this software externally. Although we launched Vyrb as an open beta version in 2021, and continued to add new features to Vyrb throughout 2022 and 2023, we had not officially launched the Vyrb app. During 2024, management decided to shift our primary software development focus to the Lucyd app, which was launched in April 2023 as a free application that enables the user to converse with the extremely popular ChatGPT AI language model through our glasses. Based on this decision, during the year ended December 31, 2024, we expensed the previously-capitalized Vyrb software development costs totaling approximately $88,000 to research and development expense, and as of December 31, 2024, we had no remaining capitalized software costs recorded on our balance sheet.

Income Taxes

We are taxed as a C corporation. We have incurred taxable losses since inception but are current in our tax filing obligations. We are not presently subject to any income tax audit in any taxing jurisdiction.

We account for income taxes under an asset and liability approach that recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse (i.e., when taxes are actually paid or recovered).

We assess the realizability of our net deferred tax assets on an annual basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all relevant available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, length of carryback and carryforward periods, and existing contracts that will result in future profits.

After reviewing all relevant available evidence, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2024 and 2023.

We account for uncertainty in income taxes recognized in our financial statements by using a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We believe that our income tax positions would be sustained on audit and do not anticipate any adjustments that would result in a material change to the Company’s financial position.

Stock-Based Compensation

We recognize compensation expense for stock-based awards to employees and directors and others based on the grant date fair value of such awards. Forfeitures are accounted for as a reduction of compensation expense in the period when such forfeitures occur.

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

Revenue Recognition

Our revenue is primarily generated from the sales of prescription and non-prescription optical glasses and sunglasses, and shipping charges which are charged to the customer associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com. We have also recently started to generate revenue from the sale of subscriptions to the “Pro” version of our Lucyd app, which provides unlimited ChatGPT interactions and priority tech support for a monthly or annual fee.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the years ended December 31, 2024 and 2023, we recognized $30,000 and $17,500 of revenue, respectively, that was included in the contract liability balance as of January 1, 2024 and 2023, respectively.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of discounts, returns, and sales taxes collected from customers on behalf of taxing authorities. Amounts billed to a customer for shipping and handling are reported as revenues; costs incurred for shipping and handling are included in cost of goods sold at the time the related revenue is recognized.

For sales generated through our e-commerce channels, we identify the contract with a customer upon online purchase of our eyewear and transaction price at the manufacturer suggested retail price (“MSRP”) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels. Our e-commerce revenue is recognized upon meeting of the performance obligation when the eyewear is shipped to end customers. U.S. consumers enjoy free USPS first class postage on orders over $149, with faster delivery options available for extra cost, for sales processed through our website. For Amazon sales, shipping is free for U.S. consumers while international customers pay shipping charges on top of MSRP. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers and are recorded as a component of cost of goods sold as incurred. The Company charges applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which we sell products.

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

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers which purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $2,401 as of December 31, 2024.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $15,746 and $25,933 as of December 31, 2024 and 2023, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Co-Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Co-Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2024.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 has not been audited by our auditors, Cherry Bekaert LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On December 13, 2024, Harrison Gross, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan, which is effective through August 31, 2025. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Gross’ income tax withholding obligations associated with the issuance of 19,200 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of 2,880 shares of common stock. As such, the estimated aggregate number of shares to be sold pursuant to this arrangement is 8,718.

On December 13, 2024, Konrad Dabrowski, our Co-Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which is effective through August 31, 2025. The terms of this arrangement provide for the sale of stock to cover Mr. Dabrowski’s income tax withholding obligations associated with the issuance of 16,800 shares of common stock in connection with the vesting of restricted stock units. As such, the estimated aggregate number of shares to be sold pursuant to this arrangement is 4,982.

On December 13, 2024, Oswald Gayle, our Co-Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which is effective through December 2, 2025. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Gayle’s income tax withholding obligations associated with the issuance of 10,800 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 100% of the net vested shares of common stock at certain specified limit prices. As such, the estimated minimum aggregate number of shares to be sold pursuant to this arrangement is 3,204, and the maximum aggregate number of shares that may be sold pursuant to this arrangement is 10,800.

On December 13, 2024, David Eric Cohen, our Chief Technology Officer, adopted a Rule 10b5-1 trading plan, which is effective through December 2, 2025. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Cohen’s income tax withholding obligations associated with the issuance of 14,400 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 3,038 of the net vested shares of common stock at certain specified limit prices. As such, the estimated minimum aggregate number of shares to be sold pursuant to this arrangement is 4,270, and the estimated maximum aggregate number of shares that may be sold pursuant to this arrangement is 7,308.

On December 13, 2024, Joaquin Abondano, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan, which is effective through December 18, 2025. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Abondano’s income tax withholding obligations associated with the issuance of 9,600 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 40% of the net vested shares of common stock at certain specified limit prices. As such, the estimated minimum aggregate number of shares to be sold pursuant to this arrangement is 2,848, and the estimated maximum aggregate number of shares that may be sold pursuant to this arrangement is 5,548.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our board of directors, our executive officers, and some of our key employees.

Name	Age	Position
Harrison R. Gross	32	Chief Executive Officer and Director
Konrad Dabrowski	42	Co-Chief Financial Officer
Oswald Gayle	65	Co-Chief Financial Officer
David Eric Cohen	52	Chief Technology Officer
Kristen McLaughlin	52	Director
Olivia C. Bartlett	66	Director
Louis Castro	66	Director

Harrison Gross is one of the founders of Innovative Eyewear and has served as our Chief Executive Officer and as a director since August 2019, where he guides the company’s product and brand development. Prior to his employment at Innovative Eyewear, from August 2017 to August 2019, Mr. Gross served in various positions, including chief executive officer and media & UX lead, of Lucyd Ltd. (one of our largest stockholders and the licensor of our smart eyewear technology) where he developed the Lucyd brand identity and oversaw general operations and product development. Additionally, from November 2015 to August 2021, Mr. Gross served as the Digital Media Manager of Tekcapital plc (“Tekcapital”) (LON: TEK), a university intellectual property investment firm that is the parent company of Tekcapital Europe Limited, and Lucyd Ltd, the holding company for Tekcapital’s shares in Innovative Eyewear, where he created, developed, and marketed the company’s licensed properties. Prior to that, from October 2013 to September 2014, Mr. Gross worked as a credit analyst for a Verizon, Inc. contractor, where he managed credit systems and provided support to Verizon agents. Mr. Gross is a graduate of Columbia University with a BA in Writing and received a BA in Jewish Studies from the Jewish Theological Seminary. Mr. Gross is well qualified to serve as a director due to his substantial knowledge of our product and his experience in marketing, product, and app development.

Konrad Dabrowski has served as our Co-Chief Financial Officer on a part-time basis since October 2024, and served as our Chief Financial Officer on a part-time basis from August 2019 through October 2024. Since July 2020, Mr. Dabrowski has also served as the chief financial officer of Tekcapital, where he co-manages Tekcapital’s investment strategy and oversees financial reporting for all of its portfolio companies. Between June 2017 and July 2020, Mr. Dabrowski served as the group controller of Tekcapital. Prior to his employment at Tekcapital, from March 2016 to June 2017, Mr. Dabrowski was a Global Accounting Manager for Restaurant Brands International (NYSE:QSR), a multinational fast food holding company, where he oversaw accounting and tax projects for Burger King within the Europe Middle East and Africa (EMEA) market. Prior to his employment at Restaurant Brands International, Mr. Dabrowski was an Audit Manager at Deloitte, where he managed end-to-end accounting audits for a portfolio of public and private corporate clients. Mr. Dabrowski has a Master’s in Finance and Banking from the Warsaw School of Economics and is a Certified Public Accountant.

Oswald Gayle has served as our Co-Chief Financial Officer on a full-time basis since October 2024. Mr. Gayle joined Innovative Eyewear as Vice President of Finance in January 2022, and served in that role until his promotion in August 2024 to Senior Vice President of Finance. Prior to his employment at Innovative Eyewear, from September 2018 to January 2022, Mr. Gayle worked with Vaco Resources in Miami, Florida in the position of Executive Financial Consultant. Mr. Gayle has over 30 years’ experience finance and accounting, initially starting with PricewaterhouseCoopers and including numerous senior and executive level management positions in corporate finance, SEC reporting, investor relations, and business development in the manufacturing and retail industries. Mr. Gayle has a bachelor’s degree in accounting and finance with honors from the University of London and is a Chartered Global Management Accountant and a member of the American Institute of Certified Public Accountants.

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

Kristen McLaughlin has served as one of our directors since August 2021. Ms. McLaughlin has 25 years’ experience launching, managing and developing products in the eyewear, accessories, cosmetics and skincare industries. Since October 2021, Kristen has served as Marketing Director at Tura, inc., an eyewear design and distribution company where she is responsible for strategic marketing initiatives and communications to drive sales and support key accounts.  From March 2019 to April 2020, Ms. McLaughlin served as the Global Marketing Director at DePasquale Companies, a skincare, hair care and cosmetics manufacturer, where she led the global marketing strategy and new product development. Prior to her employment at DePasquale Companies, from March 2000 to January 2019, Ms. McLaughlin was employed at Silhouette International, an eyewear manufacturer, where she served as the Director of Marketing: Eyewear Manufacturer, Regional Sales Manager, and Brand Manager: Daniel Swarovski Crystal Eyewear. While at Silhouette International, Ms. McLaughlin led the company’s brand portfolio in the U.S. and its brand direction, product development and campaign content. She has a BS and MBA from Ramapo College of New Jersey. Ms. McLaughlin is well qualified to serve as a director due to her substantial experience in the eyewear industry and her experience in brand and product development.

Olivia C. Bartlett has served as one of our directors since August 2021. Ms. Bartlett has been in the eyewear industry for over 45 years holding various roles including optician, optical manager, marketing manager and operations management, where she currently acts as an industry consultant. From September 2015 - June 2020, Ms. Bartlett held the position of Chief Operating Officer of Todd Rogers Eyewear, a specialty eyewear company, where she managed the day-to-day operations of the company. Prior to her time at Todd Rogers Eyewear, from March 2010 to May 2015, Ms. Bartlett was the sales representative for eyewear sales in the northeast of Massachusetts for Safilo USA, a specialty eyewear company. Additionally, from September 2013 to May 2018, and again currently Ms. Bartlett is an Adjunct Professor at Benjamin Franklin Institute of Technology in Boston, Massachusetts. From February 2020 to February 2022, Ms. Bartlett was the President of the Opticians Association of America, a national organization representing the professional, business, educational, legislative and regulatory interests of opticianry. Additionally, Ms. Bartlett has been a director for fifteen years for the Opticians Association of Massachusetts and currently holds the position of Treasurer. Ms. Bartlett has received a number of awards through her time in the industry, including but not limited to, the 2020 Eyecare Business Game Changer Award and the 2020 and 2018 Vision Monday Most Influential Woman Executive. Ms. Bartlett received her Massachusetts Opticians license in 1987 and is ABO certified and is an ABO certified speaker. Ms. Bartlett received her BA in Political Science from Clark University. Ms. Bartlett is well qualified to serve as a director due to her substantial experience in the optical industry.

Louis Castro has served as one of our directors since August 2021. Mr. Castro is an experienced public company director and chartered accountant. Mr. Castro is currently on the board of directors of the following public companies: (1) Tekcapital, where he has been a director since December 2019, (2) Orosur Mining Inc. (TSE:OMI), a company exploring for minerals in South America, where he has been executive chairman of the board since April 2020, (3) Tomco Energy plc (LON:TOM), an oil exploration and technology company, where he has been a director since April 2021, and (4) Veteran Capital Corp. (TSX-V:VCC), a capital pool company, where he has been a director since January 2021. From September 2012 to June 2016, Mr. Castro was a director and, from September 2014 to June 2016 served as the Chief Financial Officer, of Eland Oil & Gas plc, a Nigerian focused upstream oil and natural gas exploration and production company, where he was responsible for the company’s finance, legal and corporate finance activities. Prior to his employment at Eland, from May 2011 to May 2014, Mr. Castro served as Head of Capital Markets and then as Chief Executive Officer of Northland Capital Partners, an investment bank, where he was responsible for the investment banks day-to-day activities. He is a fellow of the Institute of Chartered Accountants of England & Wales, has a double degree in Engineering Production and Economics from Birmingham University and attended the Postgraduate Advanced Course in Production Management and Methods at Cambridge University. Mr. Castro is well qualified to serve as a director due to his substantial experience as a director of public companies and his distinction as chartered accountant.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2024, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at www.lucyd.co.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid to our named executive officers for the fiscal years ended December 31, 2024 and 2023. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, our Chief Financial Officer(s), and our Chief Technology Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(5) ($)	Total ($)
Harrison Gross,	2024	167,385	-	351,936	-	-	-	8,089	527,410
Chief Executive Officer	2023	154,102	-	-	129,800	-	-	5,832	289,734

Konrad Dabrowski,	2024	97,794	-	307,944	-	-	-	6,502	412,240
Co-Chief Financial Officer(1)	2023	105,347	-	-	121,357	-	-	-	226,704

Oswald Gayle,	2024	143,923	-	197,964	-	-	-	8,089	349,976
Co-Chief Financial Officer(2)	2023	140,731	-	-	101,657	-	-	5,832	248,220

David Eric Cohen,	2024	142,000	-	263,952	-	-	-	8,536	414,488
Chief Technology Officer	2023	144,198	-	-	78,090	-	-	6,154	228,442

(1)	Mr. Dabrowski was our Chief Financial Officer for all of 2023 and through October 11, 2024, at which point he became Co-Chief Financial Officer.
(2)	Mr. Gayle became Co-Chief Financial Officer effective October 11, 2024. Compensation amounts shown for Mr. Gayle include amounts paid to Mr. Gayle in his previous capacities as Vice President and Senior Vice President of Finance prior to his appointment as Co-Chief Financial Officer.
(3)	Includes Restricted Stock Units awarded to Messrs. Gross, Dabrowski, Gayle, and Cohen on December 13, 2024 in the amounts of 57,600, 50,400, 32,400, and 43,200 units, respectively.
(4)	Includes stock options granted to Messrs. Gross, Dabrowski, Gayle, and Cohen on January 13, 2023 to purchase 4,500, 4,500, 4,500, and 3,000 shares of the Company’s common stock, respectively, at an exercise price of $25.50 per share. Also includes stock options granted to Messrs. Gross, Dabrowski, Gayle, and Cohen on December 18, 2023 to purchase 7,500, 6,000, 2,500, and 3,500 shares of the Company’s common stock, respectively, at an exercise price of $9.00 per share.
(5)	Includes the Company-paid portion of health and welfare benefits.

Refer to Note 2 and Note 9 of the Company’s audited financial statements as included in Item 8 of this Annual Report on Form 10-K for disclosure of the various assumptions made in the valuation of stock options.

Employment Arrangements with our Executive Officers

Harrison Gross

On August 11, 2021, we entered into an employment agreement with Harrison Gross to serve in the capacity of the Chief Executive Officer of the Company. We agreed to pay Mr. Gross an annual base salary of $85,800 for the remainder of 2021, and we also agreed that from the initial public offering date in August 2022, we increased his base salary to $150,000 per year. Effective August 2, 2024, we agreed to increase his Mr. Gross’ base salary to $190,000 annually. Pursuant to the terms of the employment agreement, our Board may exercise its sole discretion to grant Mr. Gross an annual bonus, the amount of which bonus shall be determined in the sole discretion of our Board.

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

Following the effective date, the employment agreement shall continue, unless terminated by Mr. Dabrowski or the Company. Mr. Dabrowski’s employment is at-will, which may be terminated by the Company or by Mr. Dabrowski at any time and for any reason. Pursuant to the terms of the employment agreement, a sixty days’ written notice of termination or resignation is required. If Mr. Dabrowski notifies us of his resignation, or if we terminate Mr. Dabrowski’s employment agreement, the Company reserves the right to determine, in its sole discretion, whether Mr. Dabrowski will be required to actively work during the sixty-day notice period; however, Mr. Dabrowski will be entitled to receive his base salary for the duration of the sixty-day notice period. The Company has the right to terminate Mr. Dabrowski’s employment agreement for cause (as defined in the agreement), which termination shall be effective immediately.

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

Following the effective date, the employment agreement shall continue, unless terminated by Mr. Cohen or the Company. Mr. Cohen’s employment is at-will, which may be terminated by the Company or by Mr. Cohen at any time and for any reason. Pursuant to the terms of the employment agreement, a sixty days’ written notice of termination or resignation is required. If Mr. Cohen notifies us of his resignation, or if we terminate Mr. Cohen’s employment agreement, the Company reserves the right to determine, in its sole discretion, whether Mr. Cohen will be required to actively work during the sixty-day notice period; however, Mr. Cohen will be entitled to receive his base salary for the duration of the sixty-day notice period. The Company has the right to terminate Mr. Cohen’s employment agreement for cause (as defined in the agreement), which termination shall be effective immediately.

Compensation of Directors

The following table sets forth all compensation paid to our non-management Board members during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kristen McLaughlin	60,000	-	-	-	-	-	60,000
Louis Castro	40,500	-	-	-	-	-	40,500
Olivia C. Bartlett	10,000	-	-	-	-	-	10,000

The total number of option awards to our non-management Board members outstanding at December 31, 2024 was 3,750 in aggregate.

Outstanding Equity Awards

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2024.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Harrison Gross	30,000	-	-	$71.20	05/05/2025	-	-	-	-
	3,000	1,500	-	$25.50	01/13/2028	-	-	-	-
	5,000	2,500	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-	-	57,600	$283,392	-	-

Konrad Dabrowski	3,000	1,500	-	$25.50	01/13/2028	-	-	-	-
	4,000	2,000	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-	-	50,400	$247,968	-	-

Oswald Gayle	3,000	1,500	-	$25.50	01/13/2028	-	-	-	-
	1,666	834	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-	-	32,400	$159,408	-	-

David Eric Cohen	2,000	1,000	-	$25.50	01/13/2028	-	-	-	-
	2,334	1,166	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-		43,200	$212,544	-	-

Option Exercises and Stock Vested

There were no options exercised by our executive officers during the years ended December 31, 2024 or 2023.

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

As of December 31, 2024, awards covering 352,561 shares of Common Stock were outstanding, of which 30,000 option awards had been granted by the Company prior to the approval of the Plan, 53,800 option awards had been granted subject to the Plan, 19,500 stock grants had been granted subject to the Plan (and were fully vested), and 249,261 RSU awards had been granted subject to the Plan (of which, 14,461 had vested).

As of December 31, 2024, there were 167,665 shares of Common Stock available for future award grants under the Plan.

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

Timing of Awards. Awards are made pursuant to a predetermined schedule approved by the Board of Directors and the Compensation Committee. The timing of these grants is not influenced by the possession or consideration of material nonpublic information (MNPI). The timing and value of these grants are established in advance, ensuring transparency and alignment with best governance practices.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely upon information made available to us, the following table sets forth information as of March 14, 2024, regarding the beneficial ownership of our common stock:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The address of each holder listed in the following table, except as otherwise indicated, is 11900 Biscayne Blvd., Suite 630, North Miami, Florida, 33181.

Percentage ownership shown in the following table is based on 2,452,632 shares of our common stock outstanding.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
Named Executive Officers and Directors
Harrison Gross(2)	49,100	1.96%
Konrad Dabrowski(3)	16,900	*	%
Oswald Gayle(4)	11,566	*	%
David Eric Cohen(5)	12,534	*	%
Kristen McLaughlin(6)	666	*	%
Louis Castro(7)	1,166	*	%
Olivia Bartlett(8)	666	*	%
All directors and executive officers as a group (7 persons)	92,598	3.64%
5% Stockholders
Lucyd Ltd.(9)	259,455	10.58%
Vladimir Galkin(10)	1,000,000	40.77%

*	Less than 1%.

(1)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of the date of this 10-K, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(2)	Includes 39,500 shares of common stock issuable upon exercise of stock options held by Mr. Gross exercisable within 60 days of the date of this 10-K, plus 9,600 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Gross, which shall vest within 60 days of the date of this 10-K.
(3)	Includes 8,500 shares of common stock issuable upon exercise of stock options held by Mr. Dabrowski exercisable within 60 days of the date of this 10-K, plus 8,400 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Dabrowski, which shall vest within 60 days of the date of this 10-K.
(4)	Includes 6,166 shares of common stock issuable upon exercise of stock options held by Mr. Gayle exercisable within 60 days of the date of this 10-K, plus 5,400 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Gayle, which shall vest within 60 days of the date of this 10-K.
(5)	Includes 5,334 shares of common stock issuable upon exercise of stock options held by Mr. Cohen exercisable within 60 days of the date of this 10-K, plus 7,200 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Cohen, which shall vest within 60 days of the date of this 10-K.
(6)	Includes 666 shares of common stock issuable upon exercise of stock options held by Ms. McLaughlin exercisable within 60 days of the date of this 10-K.
(7)	Includes 1,166 shares of common stock issuable upon exercise of stock options held by Mr. Castro exercisable within 60 days of the date of this 10-K.
(8)	Includes 666 shares of common stock issuable upon exercise of stock options held by Ms. Bartlett exercisable within 60 days of the date of this 10-K.
(9)	Includes 259,455 shares of common stock. Tekcapital plc, a public company listed on the London Stock Exchange, owns all issued and outstanding securities of Tekcapital Europe Ltd., which owns all issued and outstanding securities of Lucyd Ltd. As such, Tekcapital plc may be deemed to beneficially own the shares held by Lucyd Ltd. by virtue of their control over Lucyd Ltd. Tekcapital plc disclaims beneficial ownership of the shares held by Lucyd Ltd. Mr. Clifford Gross, the Chief Executive Officer of Tekcapital plc, is the father of Mr. Harrison Gross, our Chief Executive Officer.
(10)	Includes 1,000,000 shares of common stock, held jointly by Vladimir Galkin and Angelica Galkin, husband and wife. Vladimir Galkin and Angelica Galkin have shared voting power and dispositive power over 1,000,000 shares of common stock. The address of this holder is 10900 NW 97th Street, #102, Miami, Florida, 33178.

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

License Agreement

On April 1, 2020, we entered into an exclusive, worldwide license agreement with Lucyd Ltd., who was at the time the largest stockholder of the Company and continues to be one of our larger stockholders, for the use of the Lucyd brand, and the associated intellectual property and assets (the “License Agreement”). The License Agreement is royalty-free, fully paid up, and perpetual license for the exclusive use of certain assets of Lucyd Ltd. related to Innovative Eyewear current products and trademarks. As compensation for entrance into the License Agreement, we issued Lucyd Ltd. 3,750,000 shares of our common stock (187,500 shares on a post-reverse-split basis). On October 5, 2021, the parties to the License Agreement executed an Addendum, to the exclusive license agreement, which clarified that Innovative Eyewear shall commercialize, continue with any on-going intellectual property prosecutions and pay all maintenance or other patent fees (the “Addendum”). For all new intellectual property, Innovative Eyewear will own control it and be responsible for all prosecution and maintenance costs. The Addendum also confirms that Innovative Eyewear issued Lucyd Ltd. 3,750,000 shares of our common stock (187,500 shares on a post-reverse-split basis) as consideration for the license. Please see “Business — Material Agreements” for a more complete description of the License Agreement and Addendum.

Management Service Agreement

On June 1, 2020, we entered into a management service agreement with Tekcapital Europe Ltd., an affiliate one of our larger stockholders, Lucyd Ltd., and whose Chief Executive Officer is the father of our Chief Executive Officer, pursuant to which we agreed to pay Tekcapital Europe Ltd. $25,000 per fiscal quarter for rent-free office space, utilities, advisory services, and any other services in accordance with Tekcapital Europe Ltd.’s areas of expertise. The management agreement provided for a perpetual term, with the right of either party to terminate for any reason with 30 days’ notice.

Effective February 1, 2022, the original management service agreement was amended to have us billed at $35,000 quarterly for advisory and other services, and in addition, Tekcapital Europe Ltd. began to bill us for an allocation of rent paid by Tekcapital Europe Ltd. on our behalf.

We incurred $140,000 during each of the years ended December 31, 2024 and 2023 under our management services agreement with Tekcapital Europe Ltd.; we also recognized $92,312 and $91,672 of rent expense for the years ended December 31, 2024 and 2023, respectively.

Old Convertible Note Financing

On December 1, 2020, we issued a convertible note for an aggregate principal amount of up to $2,000,000 to Lucyd Ltd., who was at the time the largest stockholder of the Company and continues to be one of our larger stockholders (the “Note”).

Thus, from December 1, 2020 through December 1, 2023, we had the availability of, but not the contractual right to, intercompany financing through the Note in the form of either cash advances or borrowings under a convertible note. The convertible notes bore interest at 10% per annum, and included the option to convert the debt into the Company’s common stock at market price upon the occurrence of certain defined events. The maximum amount of available financing under this arrangement was initially $2,000,000, but was later increased as of November 1, 2021 via an amendment to $3,000,000.

As of December 31, 2022, the aggregate outstanding balance under these convertible notes was $61,356. In January 2023, we borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023. No further amounts were borrowed under the convertible notes, and the convertible notes matured on December 1, 2023 with no amounts outstanding.

New Financing Agreement

On March 1, 2024, we entered into an agreement with Lucyd Ltd. pursuant to which the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, we will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of our common stock upon certain defined events. Upon issuance, the convertible note will have a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest, if any, will be payable in full in cash or in the Company’s common stock. The Company will be able to prepay the convertible notes at any time with the written consent of Lucyd Ltd.

On March 1, 2025, the Company and Lucyd Ltd. entered into an amendment of the March 1, 2024 convertible note financing agreement, such that upon issuance, the convertible note will have a maturity date of September 1, 2026. There were no other changes to the terms and provisions of the agreement.

We have not borrowed any amounts under this agreement.

Loan to Tekcapital Europe

On January 11, 2024, we entered into an intercompany loan agreement (as lender) with Tekcapital Europe Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe Ltd. Pursuant to this agreement, we loaned 600,000 British pounds sterling (equivalent to approximately $768,000) to Tekcapital Europe Ltd. The loan bore simple interest at a rate of 10% per annum and was required to be repaid on or before April 11, 2024. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe Ltd. on the full amount of the loan.

Tekcapital Europe Ltd. subsequently repaid all of the outstanding balance of the loan (including principal and accrued interest), and as of December 31, 2024, no amounts remain outstanding or payable to us under this agreement.

Employment Agreements

See “Item 11. Executive Compensation” regarding employment agreements with our executives.

Statement of Policy

All future transactions between us and our officers, directors, or five percent or greater stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our Independent Registered Public Accounting Firm, Cherry Bekaert LLP, for the audit of our annual financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024 and December 31, 2023 were approximately $140,175 and $117,600, respectively.

Audit-Related Fees

There were approximately $66,833 of fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal year ended December 31, 2024, which included consent and comfort letter procedures related to our Form S-1 filings for various equity offerings. There were no fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal year ended December 31, 2023.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2024 and 2023.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2024 and 2023.

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
3.3*

Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of the State of Florida on July 8, 2024 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission on July 10, 2024)

4.1*	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
4.2*	Representative’s Warrant issued to Maxim Group LLC., dated August 17, 2022, (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission August 18, 2022)
4.3*	Form of Common Stock Purchase Warrant, (Incorporated by reference to Exhibit 4.2 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
4.4*	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.5*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.6*	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.7*	Form of Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission May 1, 2024)
4.8*	Form of PA Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission May 1, 2024)
4.9*	Form of Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission May 29, 2024)
4.10*	Form of PA Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission May 29, 2024)
4.11*	Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 5, 2024)
4.12*	Form of Series B Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 5, 2024)

4.13*	Form of PA Warrant (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 5, 2024)
4.14*	Form of Series C Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 19, 2024)
4.15*	Form of Series D Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 19, 2024)
4.16*	Form of PA Warrant (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 19, 2024)
4.17*	Rights Agreement, dated as of September 25, 2024, by and between Innovative Eyewear, Inc. and VStock Transfer LLC, as rights agent. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 26, 2024)
4.18*	Form of Rights Certificate (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 26, 2024)
4.19*	Form of Series E Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 26, 2024)
4.20*	Form of Series F Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 26, 2024)
4.21*	Form of PA Warrant (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 26, 2024)
10.1*	License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated April 1, 2020, (Incorporated by reference to Exhibit 10.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.2*	Addendum to License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated December 7, 2021, (Incorporated by reference to Exhibit 10.2 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.3	Management Agreement between Innovative Eyewear, Inc. and Tekcapital Europe Ltd., dated June 1, 2020, (Incorporated by reference to Exhibit 10.3 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.7*	Employment Agreement by and between Innovative Eyewear, Inc. and Harrison Gross, dated August 11, 2021, (Incorporated by reference to Exhibit 10.6 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.8*	Employment Agreement by and between Innovative Eyewear, Inc. and Konrad Dabrowski, dated August 11, 2021, (Incorporated by reference to Exhibit 10.7 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.9*	Innovative Eyewear, Inc., 2021 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.10 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)

10.10*	Sales Representation Agreement by and between Innovative Eyewear, Inc. and D. Landstrom Associates, Inc., dated March 4, 2021, (Incorporated by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.11*	At the Market Offering Agreement, dated April 15, 2024, by and between Innovative Eyewear, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission April 16, 2024)
10.12*	Note Agreement with Lucyd Ltd. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-41392) filed with the Securities and Exchange Commission May 14, 2024)
10.13*	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission May 1, 2024)
10.14*	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission May 29, 2024)
10.15*	Form of Inducement Letter Agreement, dated September 3, 2024, by and between Innovative Eyewear, Inc. and the Holders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 5, 2024)
10.16*	Form of Inducement Letter Agreement, dated September 18, 2024, by and between Innovative Eyewear, Inc. and the Holders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 19, 2024)
10.17*	Form of Inducement Letter Agreement, dated September 22, 2024, by and between Innovative Eyewear, Inc. and the Holders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission September 26, 2024)
14.1*	Form of Code of Ethics of innovative Eyewear, Inc. (Incorporated by reference to Exhibit 14.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
19.1*	Insider trading policy (Incorporated by reference to Exhibit 19.1 to the Annual Report filed on Form 10-K (File No. 001-41392) filed with the Securities and Exchange Commission on March 25, 2024)
23.1	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principle Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
31.2	Certification of Principle Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
32.1	Certification of Principle Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principle Financial Officer Pursuant to 18 U.S.C. Section 1350
97	Innovative Eyewear, Inc., Executive Compensation Clawback Policy
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XRL Taxonomy Presentation Linkbase Document

*	Previously filed

Item 16. Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Eyewear, Inc.

	By:	/s/ Harrison Gross
Harrison Gross
March 24, 2025		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer and Director
March 24, 2025		(Principal Executive Officer)

	By:	/s/ Oswald Gayle
Oswald Gayle
Co-Chief Financial Officer
March 24, 2025		(Principal Financial and Accounting Officer)

	By:	/s/ Kristen McLaughlin
Kristen McLaughlin
March 24, 2025		Director

	By:	/s/ Louis Castro
Louis Castro
March 24, 2025		Director

	By:	/s/ Olivia C. Bartlett
Olivia C. Bartlett
March 24, 2025		Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Innovative Eyewear, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Eyewear, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Tampa, Florida

March 24, 2025

INNOVATIVE EYEWEAR, INC.

BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$2,628,987	$4,287,447
Investments in debt securities (U.S. Treasury bills)	4,895,184	-
Accounts receivable, net	107,918	93,211
Prepaid expenses	266,935	313,648
Inventory prepayments	424,594	323,520
Inventory	831,757	533,239
Due from Tekcapital and Affiliates	23,394	6,256
Other current assets	59,447	59,447
Total Current Assets	9,238,216	5,616,768

Non-Current Assets
Patent costs, net	451,302	286,429
Capitalized software costs	-	88,073
Property and equipment, net	107,562	154,848
Other non-current assets	41,229	72,644
TOTAL ASSETS	$9,838,309	$6,218,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$692,817	$581,986
Deferred revenue	44,901	42,500
Total Current Liabilities	737,718	624,486

Non-Current Liabilities
Deferred revenue	5,450	35,450
TOTAL LIABILITIES	743,168	659,936

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 2,452,632 and 747,416 shares issued and outstanding as of December 31, 2024 and 2023, respectively)(1)	25	7
Additional paid-in capital(1)	33,831,046	22,528,234
Accumulated deficit	(24,735,930)	(16,969,415)
TOTAL STOCKHOLDERS’ EQUITY	9,095,141	5,558,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,838,309	$6,218,762

(1)	The values of Common stock and Additional paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 8.

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

	2024	2023
Revenues, net	$1,636,440	$1,152,479
Less: Cost of Goods Sold	(1,421,250)	(1,271,808)
Gross Profit (Deficit)	215,190	(119,329)

Operating Expenses:
General and administrative	(4,473,292)	(3,886,960)
Sales and marketing	(2,706,213)	(2,047,069)
Research and development	(819,387)	(662,184)
Related party management fee	(140,000)	(140,000)
Total Operating Expenses	(8,138,892)	(6,736,213)

Other Income	157,187	195,150
Interest Expense	-	(3,036)
Total Other Income (Expense), net	157,187	192,114

Net Loss	$(7,766,515)	$(6,663,428)

Weighted average number of shares outstanding(1)	1,496,357	613,000
Loss per share, basic and diluted(1)	$(5.19)	$(10.87)

(1)	Shares outstanding and per share information have been retroactively adjusted in order to give effect to the Company’s 1-for-20 reverse stock split.

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
Balances as of January 1, 2023	434,042	$4	$14,330,412	$(10,305,987)	$4,024,429

Exercises of stock options	11,518	-	17,650	-	17,650
Exercises of warrants by stockholders	40,945	-	2,736,450	-	2,736,450
Second public offering	252,494	3	4,115,685	-	4,115,688
Exercises of warrants related to private placement transaction	8,417	-	391,268	-	391,268
Stock-based compensation	-	-	936,769	-	936,769
Net loss	-	-	-	(6,663,428)	(6,663,428)
Balances as of December 31, 2023	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Balances as of January 1, 2024	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	15,000	-	81,900	-	81,900
Issuance of shares to brand ambassador	4,500	-	21,690	-	21,690
Issuance of shares related to vesting of restricted share units	13,645	-	-	-	-
At-the-Market Offerings	557,987	6	3,723,128	-	3,723,134
First Registered Direct Offering	210,043	2	737,298	-	737,300
Second Registered Direct Offering	263,160	3	2,134,048	-	2,134,051
Exercises of warrants related to inducement agreements	538,426	6	3,503,873	-	3,503,879
Exercises of warrants	102,455	1	424,255	-	424,256
Stock-based compensation	-	-	676,620	-	676,620
Net loss	-	-	-	(7,766,515)	(7,766,515)
Balances as of December 31, 2024	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

(1)	The values of Common stock and Additional paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-20 reverse stock split. See Note 2 and Note 8.

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	2024	2023
Operating Activities
Net Loss	$(7,766,515)	$(6,663,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109,489	61,093
Amortization	39,897	24,164
Non-cash interest expense	-	3,036
Stock-based compensation and nonemployee stock-based payment expense	774,788	936,769
Expenses paid by Tekcapital and Affiliates	281,758	299,061
Provision for (recovery of) doubtful accounts	19,859	(14,725)
Realized gain on debt securities (U.S. Treasury bills)	-	(50,796)
Loss on sale of assets	-	2,316
Write-off of previously-capitalized software costs	88,073	-

Changes in operating assets and liabilities:
Accounts receivable	(4,566)	(3,678)
Accounts payable and accrued expenses	91,228	303,290
Prepaid expenses	16,356	(102,975)
Inventory	(399,592)	(564,308)
Contract assets and liabilities	9,595	3,878
Net cash flows from operating activities	(6,739,630)	(5,766,303)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(4,895,184)	(1,949,204)
Proceeds from redemption of debt securities (U.S. Treasury bills)	-	2,000,000
Loan made to Tekcapital Europe, Ltd.	(767,940)	-
Repayment of amounts loaned to Tekcapital Europe, Ltd.	767,940	-
Patent costs	(204,770)	(173,036)
Purchases of property and equipment	(62,203)	(78,463)
Proceeds from sale of property and equipment	-	1,950
Net cash flows from investing activities	(5,162,157)	(198,753)

Financing Activities
Proceeds from offerings of common stock and warrants	2,871,351	4,115,688
Proceeds from at-the-market offerings of common stock	3,723,134	-
Proceeds from exercises of warrants	3,928,135	3,127,718
Proceeds from exercise of stock options	-	17,650
Proceeds from sale of common stock withheld from employees to cover withholding taxes on vested restricted share units	19,603	-
Repayment of related party convertible debt	-	(109,499)
Repayment of amounts due to Tekcapital and Affiliates	(298,896)	(490,163)
Net cash flows from financing activities	10,243,327	6,661,394

Net Change In Cash	(1,658,460)	696,338

Cash at Beginning of Year	$4,287,447	$3,591,109
Cash at End of Year	$2,628,987	$4,287,447

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as increase in Due to/from Tekcapital and Affiliates and related party convertible debt	281,758	299,061
Issuance of shares for prepayment to third party service provider	81,900	-
Issuance of shares for prepayment to brand ambassador	21,690	-

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge eyeglasses and sunglasses, which are designed to allow our customers to remain connected to their digital lives, while also offering prescription eyewear and sun protection. The Company was founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 11% of our issued and outstanding shares of common stock as of December 31, 2024. Innovative Eyewear licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our main product, Lucyd Lyte® smartglasses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the years presented have been included. The results of operations for the years ended December 31, 2024 and 2023 are not necessarily indicative of the results to be expected for future periods.

Certain prior period amounts have been reclassified to conform to current period presentation; approximately $22,000 of capitalized costs related to the Company’s website previously reported within Capitalized software costs are now reported within Property and equipment, net.

Change in Capital Structure

As described more fully in Note 8, effective July 18, 2024, the Company effected a 1-for-20 reverse stock split for all of its issued and outstanding common stock. All share and per share related amounts presented in these financial statements and accompanying notes, including but not limited to shares issued and outstanding, dollar amounts of common stock and additional paid-in capital, earnings/(loss) per share, and warrants and options, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total number of authorized common shares or par value per common share as a result of this change.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

All highly liquid investments with original maturities of three months or less, including money market funds, certificates of deposit, and U.S. Treasury bills purchased three months or less from maturity, are considered cash equivalents.

Investments

As of December 31, 2024, the Company held investments in U.S. Treasury bills, which were purchased in September 2024 and mature in March 2025. These investments are classified as “held-to-maturity” and are recorded at amortized cost of $4,895,184 in the accompanying balance sheet. The aggregate fair value of these investments, based on quoted prices (unadjusted) in active markets for identical assets, is $4,957,750 as of December 31, 2024, which includes an unrealized gain of $62,566.

Accounts Receivable

Accounts receivable are uncollateralized obligations due from customers under normal trade terms. For direct-to-consumer sales, payment is required before product is shipped. For wholesale orders, we offer “net 30” payment terms on wholesale orders of $1,500 or more in accordance with industry standards. The Company, by policy, routinely assesses the financial strength of its customers.

Accounts receivable are reported at the amount billed to the customer, net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Receivable balances are written-off against the allowance when such balances are deemed to be uncollectible. The Company recognized bad debt expense of $19,859 and $30,275 for the years ended December 31, 2024 and 2023, respectively.

A roll forward of the allowance for doubtful accounts for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Balance at January 1	$25,772	$92,646
Bad debt expense	19,859	30,275
Write-offs(1)	(14,883)	(52,149)
Other(1)	218	(45,000)
Balance at December 31	$30,966	$25,772

(1)	During the year ended December 31, 2023, the Company entered into a settlement agreement with a former wholesale customer. As a result of this settlement, $47,646 of accounts receivable were written-off as uncollectible, while the $45,000 collected under the settlement agreement was reflected as a gain within general and administrative expenses in the statement of operations.

Inventory

Our inventory consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 and $31,637 as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company recorded an inventory prepayment in the amount of $424,594 and $323,520, respectively, related to down payments on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

Although we launched Vyrb as an open beta version in 2021, and continued to add new features to Vyrb throughout 2022 and 2023, we had not officially launched the Vyrb app. During 2024, management decided to shift our primary software development focus to the Lucyd app, which was launched in April 2023 as a free application that enables the user to converse with the extremely popular ChatGPT AI language model through our glasses. Certain elements and features developed for the Vyrb app may potentially be incorporated into future releases of the Lucyd app.

Based on this decision, during the year ended December 31, 2024, we expensed the previously-capitalized Vyrb software development costs totaling approximately $88,000 to research and development expense.

No software development costs have been capitalized with respect to the Lucyd app.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives or lease terms if shorter. Depreciation expense for the years ended December 31, 2024 and 2023 was $109,489 and $61,093, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred.

	December 31,	December 31,	Estimated Useful Lives
Property & Equipment	2024	2023	(in Years)
Mobile Kiosk Display	$162,940	$127,333	3 years
Computer Equipment	44,901	44,901	3 Years
Office Equipment	12,991	10,291	3 Years
Internal-Use Software and Website Costs	77,196	53,300	3 to 5 Years
Property and equipment, gross	298,028	235,825
Less: Accumulated depreciation	(190,466)	(80,977)
Property and equipment, net	$107,562	$154,848

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to the short-term maturities of these instruments.

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

However, as of December 31, 2024, $47,950 or approximately 33% of the Company’s gross accounts receivable balance was related to a single customer under a long-term instalment arrangement; this same customer represented $77,950 or approximately 50% of the Company’s gross accounts receivable balance as of December 31, 2023. The Company manages its risk related to this counterparty via other contractual arrangements with such counterparty, and incentivization through stock-based compensation.

Additionally, as of December 31, 2024, $53,184 or approximately 37% of the Company’s gross accounts receivable balance was related to another unrelated wholesale customer, under normal trade terms.

Revenue Recognition

Our revenue is primarily generated from the sales of prescription and non-prescription optical glasses and sunglasses, and shipping charges which are charged to the customer associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com. We have also recently started to generate revenue from the sale of subscriptions to the “Pro” version of our Lucyd app, which provides unlimited ChatGPT interactions and priority tech support for a monthly or annual fee.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the years ended December 31, 2024 and 2023, we recognized $30,000 and $17,500 of revenue, respectively, that was included in the contract liability balance as of January 1, 2024 and 2023, respectively.

All revenue, including sales processed online and through our retail store resellers and distributors, is reported net of discounts, returns, and sales taxes collected from customers on behalf of taxing authorities. Amounts billed to a customer for shipping and handling are reported as revenues; costs incurred for shipping and handling are included in cost of goods sold at the time the related revenue is recognized.

For sales generated through our e-commerce channels, we identify the contract with a customer upon online purchase of our eyewear and transaction price at the manufacturer suggested retail price (“MSRP”) for non-prescription, polarized sunglass and blue light blocking glasses across all of our online channels. Our e-commerce revenue is recognized upon meeting of the performance obligation when the eyewear is shipped to end customers. U.S. consumers enjoy free USPS first class postage on orders over $149, with faster delivery options available for extra cost, for sales processed through our website. For Amazon sales, shipping is free for U.S. consumers while international customers pay shipping charges on top of MSRP. Any costs associated with fees charged by the online platforms (Shopify for Lucyd.co website and Amazon) are not recharged to customers and are recorded as a component of cost of goods sold as incurred. The Company charges applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which we sell products.

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

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers which purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $2,401 as of December 31, 2024.

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

For all of our sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. Additionally, we review all individual returns received in the month following the balance sheet date pertaining to orders processed prior to the balance sheet date in order to determine whether an allowance for sales returns is necessary. The Company recorded an allowance for sales returns of $15,746 and $25,933 as of December 31, 2024 and 2023, respectively.

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

Segment Reporting

The Company has a single reportable segment, which generates revenue from the sales of smartglasses, and related accessories and apps. The Company derives revenue primarily in North America and manages its business activities on a consolidated basis.

The Company’s chief operating decision maker, as such term is defined under GAAP, is our Chief Executive Officer. The accounting policies of our single reportable segment are the same as those for the Company as a whole.

The chief operating decision maker assesses performance for the single reportable segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have intra-entity sales or transfers.

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2024, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires expanded and enhanced disclosures regarding reportable segments and significant segment expenses, but does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The adoption of this new guidance did not have a significant impact on our results of operations, cash flows, or financial condition.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and requires entities to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for Innovative Eyewear, Inc. for fiscal years beginning after December 15, 2024. We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose specified information about certain costs and expenses, including but not limited to purchases of inventory, employee compensation, depreciation, and intangible asset amortization, in a tabular format within the notes to their financial statements, as well as provide additional disclosures related to certain other specified expenses. The ASU may be applied on either a prospective or retrospective basis, and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

Subsequent Events

In connection with the preparation of these financial statements, the Company has evaluated subsequent events through March xx, 2025, which is the date the financial statements were available to be issued. See Note 11 for additional information.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the year ended December 31, 2024, the Company raised approximately $10.5 million of net cash proceeds through the issuance of equity via a combination of at-the-market offerings, registered direct offerings, and warrant exercises (see Note 8 for details). The Company has also entered into an agreement with a related party, under which the Company may borrow up to $1.25 million (see Note 6 for details); as of December 31, 2024, the Company has not borrowed any amounts under this agreement.

Management expects that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. Management’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes under an asset and liability approach that recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse (i.e., when taxes are actually paid or recovered).

The Company assesses the realizability of its net deferred tax assets on an annual basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all relevant available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, length of carryback and carryforward periods, and existing contracts that will result in future profits.

After reviewing all relevant available evidence, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2024 and 2023.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations:

	2024	2023
Income tax benefit at the statutory federal rate	$1,630,968	$1,389,526
State income tax benefits, net of federal benefit	68,365	50,907
Change in valuation allowance and other items	(1,699,333)	(1,440,433)
Total	$-	$-

The components of the Company’s deferred tax assets are as follows:

	2024	2023
Deferred tax assets:
Stock-based compensation	$1,022,605	$877,645
Other – net	270,046	219,723
Net operating losses – federal	3,929,930	2,483,530
Net operating losses – state	247,869	148,177
Deferred tax assets Gross	5,470,450	3,729,075
Less Valuation Allowance	(5,470,450)	(3,729,075)
Net deferred tax assets	$-	$-

At December 31, 2024, the Company had federal net operating loss carryforwards of $18,713,951 and state net operating loss carryforwards of $10,417,616, both of which do not expire.

The Company follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Any interest and penalties accrued related to uncertain tax positions are recorded in tax expense. As of December 31, 2024 and 2023, the Company does not believe that is has any liabilities for uncertain tax positions.

The Company files Federal and Florida tax returns. The years that remain subject to examination are the years ended December 31, 2021, 2022, 2023, and 2024.

NOTE 5 – INTANGIBLE ASSETS

	December 31,	December 31,
Finite-lived intangible assets	2024	2023
Patent Costs	$534,002	$329,232
Less: Accumulated amortization	(82,700)	(42,803)
Intangible assets, net	$451,302	$286,429

These costs are amortized using the straight-line method over a period of 10 years. Amortization expense totaled $39,897 and $24,164 for the years ended December 31, 2024 and 2023, respectively. Future amortization is expected to approximate $50,000 per year.

NOTE 6 – RELATED PARTY TRANSACTIONS

Management Service Agreement

In 2020, the Company entered into a management services agreement with Tekcapital Europe Ltd. (an affiliate of Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer), for which the Company was billed $25,000 quarterly. Effective February 1, 2022, the original management services agreement was amended to have the Company billed at $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

Under this agreement, the related party provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

The Company incurred expense of $140,000 during each of the years ended December 31, 2024 and 2023 under this agreement.

Rent of Office Space

Prior to the February 1, 2022 amendment of the aforementioned management services agreement, the Company was provided with rent-free office space by Tekcapital and Affiliates. Effective February 1, 2022, Tekcapital began to bill the Company for an allocation of rent paid by Tekcapital on the Company’s behalf; the underlying lease between Tekcapital and its landlord has an end date of January 31, 2026. The Company recognized expense related to this arrangement of $92,312 and $91,672 for the years ended December 31, 2024 and 2023, respectively.

Old Tekcapital and Affiliates Convertible Notes

From December 1, 2020 through December 1, 2023, the Company had the availability of, but not the contractual right to, intercompany financing from Tekcapital and Affiliates in the form of either cash advances or borrowings under a convertible note. The convertible notes bore interest at 10% per annum, and included the option to convert the debt into the Company’s common stock at market price upon the occurrence of certain defined events. The maximum amount of available financing under this arrangement was initially $2,000,000, but was later increased as of November 1, 2021 via an amendment to $3,000,000.

As of December 31, 2022, the aggregate outstanding balance under these convertible notes was $61,356. In January 2023, the Company borrowed an additional $48,143 under such convertible notes, and subsequently repaid the outstanding balances of the convertible notes in full in February 2023. No further amounts were borrowed under the convertible notes, and the convertible notes matured on December 1, 2023 with no amounts outstanding.

New Lucyd Ltd. Financing Agreement

On March 1, 2024, the Company entered into an agreement with Lucyd Ltd. pursuant to which the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, it will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of the Company’s common stock upon certain defined events. Upon issuance, the convertible note will have a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest, if any, will be payable in full in cash or in the Company’s common stock. The Company will be able to prepay the convertible notes at any time with the written consent of Lucyd Ltd.

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

Tekcapital Europe, Ltd. subsequently repaid all of the outstanding balance of the loan (including principal and accrued interest), and as of December 31, 2024, no amounts remain outstanding or payable to us under this agreement.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

In November 2023, a third party filed a complaint before the International Trade Commission, alleging that certain of our products (as well as certain products of our competitors) infringed on patents held by the third party. In December 2023, the International Trade Commission instituted an investigation against the Company. In January 2024, we settled and resolved all outstanding matters with the third party, and entered into a multi-year non-exclusive license agreement with the third party covering multiple smart eyewear patents (as described more fully below under ‘License Agreements’).

In August 2023, the Company entered into a settlement agreement with a former wholesale customer who owed the Company $92,646. As a result of this settlement, $47,646 of accounts receivable were written-off as uncollectible, while the $45,000 collected under the settlement agreement was reflected as a gain within general and administrative expenses in the statement of operations.

License Agreements

During the years ended December 31, 2023 and 2022, we entered into various multi-year license agreements which grant us the right to sell certain branded smart eyewear, including the Nautica, Eddie Bauer, and Reebok brands worldwide. These agreements require us to pay royalties based on a percentage of net retail and wholesale sales during the period of the license, and also require guaranteed minimum royalty payments. The agreements have base terms of 10 years but are cancellable at the option of the Company during the fifth year.

The aggregate future minimum payments due under these license agreements are as follows:

2025	$436,000
2026	834,000
2027	1,290,000
2028	1,543,000
2029	1,778,000
Thereafter (through 2033)	8,129,000
Total	$14,010,000

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

The Company recognized $225,222 and $156,931 of expense related to all license agreements for the years ended December 31, 2024 and 2023, respectively.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by Tekcapital and Affiliates (see Note 6). We consider our current office space adequate for our current operations.

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCKHOLDERS’ EQUITY

Pursuant to a corporate resolution on July 1, 2021, the Company has authority to issue up to 15,000,000 shares of preferred stock and 50,000,000 shares of common stock. There were no shares of preferred stock issued or outstanding as of December 31, 2024 and 2023.

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

Second Public Offering

On June 26, 2023, the Company closed on a public offering of 252,494 units, with each unit consisting of one share of the Company’s common stock and warrants to purchase one share of common stock (the “Common Warrants”), in exchange for gross proceeds of approximately $4.7 million, before deducting underwriting discounts and offering expenses. In addition, pursuant to the terms of the placement agency agreement for the offering, the Company issued to the placement agent certain other warrants to purchase up to 9,000 shares of the Company’s common stock at an exercise price of $26.25 per share. The net proceeds received by the Company from this offering amounted to approximately $4.1 million.

At-the-Market Offerings

On April 15, 2024, the Company entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock.

●	From April 15, 2024 through April 28, 2024, the Company sold 2,828 shares of common stock and received approximately $13,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $12,000.

●	Following the first registered direct offering described below, from May 2, 2024 through May 24, 2024, the Company sold 34,900 shares of common stock and received approximately $536,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $518,000.

●	Following the second registered direct offering described below, from June 13, 2024 through June 30, 2024, the Company sold 246,742 shares of common stock and received approximately $1,918,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,845,000.

●	From July 12, 2024 through August 30, 2024, the Company sold 273,517 shares of common stock and received approximately $1,446,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,399,000.

The Company also paid $50,000 of legal fees to HCW during the year ended December 31, 2024; this payment has been reflected in the financial statements as a reduction to additional paid in capital, as it represents a related cost of the at-the-market equity offering transactions.

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

Approximately $100,000 of the net proceeds received from this registered direct offering were used to pay a former agent for their waiver of a contractual right of first refusal; such payment has been reflected in the financial statements as a reduction to additional paid in capital, as it represents a related cost of the equity transaction.

Second Registered Direct Offering

On May 29, 2024, the Company closed on a registered direct offering of 263,160 shares of its common stock and, in a concurrent private placement, warrants to purchase up to 263,160 shares of common stock at an exercise price of $9.50 per share, for a combined purchase price per share and warrant of $9.50. In exchange, the Company received approximately $2.5 million of gross proceeds, before deducting underwriting discounts and offering expenses. In addition, the Company issued to the placement agent warrants to purchase up to 19,737 shares of common stock at an exercise price of $11.876 per share. The net proceeds received by the Company from this transaction amounted to approximately $2,134,000.

Warrants

On August 17, 2022, as part of the Company’s initial public offering, the Company issued warrants to purchase 112,700 shares of common stock, which began trading and are currently trading on the Nasdaq Capital Market, under the symbol “LUCYW” (which we refer to as the “Listed Warrants”).

In February 2023, holders of the Company’s Listed Warrants exercised such warrants to purchase an aggregate of 22,926 shares of the Company’s common stock, at an adjusted exercise price of $75.00 per share, resulting in net cash proceeds to the Company of approximately $1,532,000.

Between April 1, 2023 and April 16, 2023, holders of the Company’s Listed Warrants exercised such warrants to purchase an aggregate of 18,019 shares of the Company’s common stock, at an adjusted exercise price of $75.00 per share, resulting in net cash proceeds to the Company of approximately $1,204,000.

On April 17, 2023, the Company entered into a warrant exercise inducement letter agreement with certain accredited investors that were existing holders of the Company’s Listed Warrants to purchase an aggregate of 8,417 shares of the Company’s common stock for cash, wherein the investors agreed to exercise all of their existing Listed Warrants at an exercise price of $75.00 per share. The net proceeds received by the Company from this transaction amounted to approximately $391,000. In consideration for the immediate exercise of the existing Listed Warrants for cash, the exercising holders received new warrants to purchase up to an aggregate of 15,000 shares of common stock (the “Private Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Private Warrants are immediately exercisable upon issuance at an exercise price of $75.00 per common share and will expire on April 19, 2028. Subsequently, the shares of common stock issuable upon exercise of these warrants were registered with the SEC through a Form S-1 filing.

During September 2024, the Company entered into multiple warrant inducement transactions with certain holders of its previously-issued warrants.

●	On September 3, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on June 26, 2023) to purchase an aggregate of 126,699 shares of common stock. The warrant holders exercised for cash the existing warrants at a reduced exercise price of $5.00 per share, resulting in gross proceeds to the Company of approximately $633,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series A and Series B warrants (the relevant details of which are outlined in the table below). This transaction closed on September 4, 2024, and the net proceeds received by the Company amounted to approximately $489,000.

●	On September 18, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 1, 2024 in connection with the First Registered Direct Offering described above) to purchase an aggregate of 148,567 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $5.13 per share, resulting in gross proceeds to the Company of approximately $762,000; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series C and Series D warrants (the relevant details of which are outlined in the table below). This transaction closed on September 19, 2024, and the net proceeds received by the Company amounted to approximately $672,000.

●	On September 22, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 29, 2024 in connection with the Second Registered Direct Offering described above) to purchase an aggregate of 263,160 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $9.875 per share, resulting in gross proceeds to the Company of approximately $2.6 million; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series E and Series F warrants (the relevant details of which are outlined in the table below). This transaction closed on September 24, 2024, and the net proceeds received by the Company amounted to approximately $2,343,000.

As of December 31, 2024, the Company’s outstanding warrants are as follows:

Warrant Type	Warrants Outstanding to Purchase X Shares	Exercise Price	Issuance Date	Expiration Date
Listed (IPO) Warrants	68,714	$75.00	8/17/2022	8/17/2027
Common (SPO) Warrants	98,300	$21.00	6/26/2023	6/26/2028
Private Warrants	15,000	$75.00	4/17/2023	4/19/2028
Series A Warrants	96,450	$5.00	9/4/2024	3/4/2030
Series B Warrants	96,450	$5.00	9/4/2024	3/4/2026
Series C Warrants	148,567	$6.00	9/19/2024	3/19/2030
Series D Warrants	148,567	$6.00	9/19/2024	3/19/2026
Series E Warrants	263,160	$9.50	9/24/2024	9/24/2029
Series F Warrants	526,320	$9.50	9/24/2024	3/24/2026
Underwriter / Placement Agent Warrants	2,940	$164.56	8/17/2022	8/12/2027
Underwriter / Placement Agent Warrants	9,000	$26.25	6/26/2023	6/26/2028
Underwriter / Placement Agent Warrants	15,754	$6.10	5/1/2024	5/1/2029
Underwriter / Placement Agent Warrants	19,737	$11.876	5/29/2024	5/29/2029
Underwriter / Placement Agent Warrants	9,502	$6.25	9/4/2024	3/4/2030
Underwriter / Placement Agent Warrants	11,143	$6.4125	9/19/2024	3/19/2030
Underwriter / Placement Agent Warrants	19,737	$12.3438	9/24/2024	9/24/2030
Total	1,549,341

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

Other Matters

During the year ended December 31, 2024, the Company made a release payment of $325,000 to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to certain of the Company’s equity offerings described above. This payment is reflected within general and administrative expenses in the statement of operations.

NOTE 9 – STOCK-BASED COMPENSATION

On July 1, 2021, an Equity Incentive Plan was approved, allowing for total of 20% of our issued and outstanding common stock, less the number of outstanding option grants, to be available for the grant of awards under the Plan. There were 84,250 option awards granted by the Company prior to the approval of the Plan, while 90,526 option awards have been granted under the Plan from July 1, 2021 through December 31, 2024.

Summary information regarding the number of options, exercise price, and remaining contractual life as of and during the years ended December 31, 2024 and 2023 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2023	116,626	52.22
Granted	57,650	18.33
Exercised	(15,800)	20.10
Forfeited	(13,750)	58.74
As at December 31, 2023	144,726	41.61	2.22

As at January 1, 2024	144,726	41.61	2.22
Granted	500	8.40
Exercised	-	-
Forfeited / Expired	(61,426)	47.33
As at December 31, 2024	83,800	37.21	2.33
Exercisable as at December 31, 2024	61,983	43.55	1.96

As of December 31, 2024, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero.

During the year ended December 31, 2024, we granted the following option awards:

●	Options to purchase an aggregate of 500 shares of common stock at $8.402 per share were issued to an employee, of which 1/5 vested immediately, and 1/5 were to vest on each six-month anniversary of the grant date. The options were to expire on January 11, 2029. However, the employee later separated from the Company, and these options were all forfeited or expired as of December 31, 2024.

During the year ended December 31, 2023, we granted the following option awards:

●	Options to purchase an aggregate of 16,500 shares of common stock at $25.50 per share were issued to the Company’s officers and management, of which 1/3 vested immediately, 1/3 vested on January 13, 2024, and the remaining 1/3 shall vest on January 13, 2025. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 3,750 shares of common stock at $25.50 per share were issued to non-management directors, which vest evenly over three years, whereby 1/3 vests on each of January 13, 2024, January 13, 2025, and January 13, 2026. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 8,100 shares of common stock at $25.50 per share were issued to certain employees and consultants, which vest evenly over three years, whereby 1/3 vests on each of January 13, 2024, January 13, 2025, and January 13, 2026. The options expire on January 13, 2028.

●	Options to purchase an aggregate of 3,750 shares of common stock at $25.50 per share were issued to an employee, which would have vested evenly over three years (whereby 1/6 of the options would have vested every six months). During the year ended December 31, 2023, however, all of these options were forfeited.

●	Options to purchase an aggregate of 300 shares of common stock at $25.50 per share were issued to a consultant, which vested immediately. These options were all exercised during the year ended December 31, 2023.

●	Options to purchase an aggregate of 750 shares of common stock at $13.18 per share were issued to certain employees and consultants, which vest evenly over two years, whereby 1/4 of the options vest every six months. The options expire on September 5, 2028.

●	Options to purchase an aggregate of 24,500 shares of common stock at $9.00 per share were issued to the Company’s officers and management, of which 1/3 vested immediately, 1/3 vested on December 18, 2024, and the remaining 1/3 shall vest on December 18, 2025. The options expire on December 18, 2028.

The fair value of options granted is calculated using the Black-Scholes-Merton option pricing model. The underlying assumptions used in the option pricing model for stock option awards granted in 2024 and 2023 were as follows:

Attribute	2024	2023
Share price at date of grant	$8.40	$8.58 - $25.50
Expected term (in years)	3	3 - 4
Risk free rate	4.02%	3.74% - 4.65%
Expected volatility	101%	106% - 133%
Expected dividend yield	0	0
Grant date fair value of options	$5.40	$5.63 - $20.39

The weighted average grant date fair value of options outstanding was $26.81 and $29.82 as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, unrecognized stock option expense of approximately $134,000 remains to be recognized over next 0.98 years.

Award Modifications

On June 1, 2023, we modified the terms of certain options previously awarded in 2021 to purchase an aggregate of 7,000 shares of common stock, in order to extend their expiration dates from July 21, 2023 to July 21, 2024. There were no changes to the exercise price or other terms of these stock options, and these options were already fully vested prior to the modification. As a result of this modification, we recognized incremental stock option expense of $9,188 for the year ended December 31, 2023.

Stock Grants

On March 28, 2024, we entered into an agreement for a third party to provide us with financial advisory and investment banking services, for a minimum term of six months. As consideration for the services provided to the Company, we issued to the counterparty 15,000 shares of our common stock. The total value of consideration transferred, measured using the fair value of our common stock at the date of issuance, was $81,900, which we recognized in full during the year ended December 31, 2024.

On April 1, 2024, we entered into a brand ambassador agreement with an individual for a two-year term. As compensation for the first year of the agreement, we issued the individual 4,500 shares of our common stock. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690. During the year ended December 31, 2024, we recognized $16,268 of expense related to this arrangement, and will recognize the remaining expense for these shares awarded of $5,422 during the first three months of 2025.

Restricted Stock Unit Awards

On December 3, 2023, we entered into an endorsement agreement with an influencer for a one-year term, which included the award of an aggregate of 3,261 restricted stock units. These restricted stock units vest according to the following schedule: 815 shares on December 3, 2023, 815 shares on March 2, 2024, 815 shares on May 31, 2024, and 816 shares on August 29, 2024. Total stock-based compensation related to this award, based on the market price of the Company’s common stock on the date of grant, amounts to $27,066. We recognized $8,458 and $18,608 of expense related to this award during the years ended December 31, 2023 and 2024, respectively.

On November 26, 2024, the Company awarded an aggregate of 33,600 restricted stock units to non-management employees, of which 1/3 vested immediately, 1/3 shall vest on November 26, 2025, and the remaining 1/3 shall vest on November 26, 2026. We recognized $83,477 of expense related to these awards during the year ended December 31, 2024, and will recognize the remaining expense of $147,691 on a straight-line basis over the next 23 months.

On December 13, 2024, the Company awarded an aggregate of 212,400 restricted stock units to the Company’s officers and management, of which 1/6 shall vest on each April 2 and August 19, commencing with April 2, 2025 and concluding on August 19, 2027. We recognized $20,278 of expense related to these awards during the year ended December 31, 2024, and will recognize the remaining expense of $1,277,486 on a straight-line basis over the next 31.5 months.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period as required by ASC 260-10-50. Due to the net losses for the years ended December 31, 2024 and 2023, all shares underlying common stock warrants, common stock options, and related party convertible debt were excluded from the earnings per share calculation due to their anti-dilutive effect.

Calculation of basic and diluted net earnings per common share is as follows:

	For the year ended
	December 31,	December 31,
	2024	2023
Basic and diluted:
Net loss	$(7,766,515)	$(6,663,428)
Weighted-average number of common shares	1,496,357	613,000
Basic and diluted net loss per common share	$(5.19)	$(10.87)

NOTE 11 – SUBSEQUENT EVENTS

Extension of New Lucyd Ltd. Financing Agreement

On March 1, 2025, the Company and Lucyd Ltd. entered into an amendment of the March 1, 2024 convertible note financing agreement (see Note 6), such that upon issuance, the convertible note will have a maturity date of September 1, 2026. There were no other changes to the terms and provisions of the agreement, and the Company has not borrowed any amounts under this agreement.