Form 10-Q
period 2025-03-31
Innovative Eyewear Inc
filed 2025-05-13
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 3,094,754 shares of the Company’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, our strategy, competition, future operations and production capacity, our supply chain and logistics, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans, and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024, and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements except as required by law.

Innovative Eyewear, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

March 31, 2025 (Unaudited) and December 31, 2024

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$5,258,170	$2,628,987
Investments	-	4,895,184
Accounts receivable, net	89,664	107,918
Prepaid expenses	423,385	266,935
Inventory prepayments	379,853	424,594
Inventory	1,127,992	831,757
Due from Tekcapital and Affiliates	-	23,394
Other current assets	50,149	59,447
Total Current Assets	7,329,213	9,238,216

Non-Current Assets
Intangible assets, net	457,750	451,302
Property and equipment, net	127,008	107,562
Other non-current assets	27,284	41,229
TOTAL ASSETS	$7,941,255	$9,838,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$313,117	$692,817
Deferred revenue	81,839	44,901
Due to Tekcapital and Affiliates	52,285
Total Current Liabilities	447,241	737,718

Non-Current Liabilities
Deferred revenue	-	5,450
TOTAL LIABILITIES	447,241	743,168

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized, and 2,452,627 and 2,452,632 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	25	25
Additional paid-in capital	34,008,622	33,831,046
Accumulated deficit	(26,514,633)	(24,735,930)
TOTAL STOCKHOLDERS’ EQUITY	7,494,014	9,095,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,941,255	$9,838,309

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Revenues, net	$454,501	$383,471
Less: Cost of Goods Sold	(233,968)	(376,520)
Gross Profit	220,533	6,951

Operating Expenses:
General and administrative	(1,091,348)	(1,108,946)
Sales and marketing	(787,400)	(661,295)
Research and development	(210,576)	(216,301)
Related party management fee	(35,000)	(35,000)
Total Operating Expenses	(2,124,324)	(2,021,542)

Other Income (Expense), net	125,088	43,280

Net Loss	$(1,778,703)	$(1,971,311)

Weighted average number of shares outstanding(1)	2,453,447	760,345
Loss per share, basic and diluted(1)	$(0.72)	$(2.59)

(1)	Amounts presented for 2024, including the weighted average number of shares outstanding presented and the resulting loss per share, have been retroactively adjusted in order to give effect to the Company’s July 18, 2024 1-for-20 reverse stock split.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2025	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

Cancellation of shares by stockholder	(5)	-	-	-	-
Stock-based compensation	-	-	177,576	-	177,576
Net loss	-	-	-	(1,778,703)	(1,778,703)
Balances as of March 31, 2025	2,452,627	$25	$34,008,622	$(26,514,633)	$7,494,014

Balances as of January 1, 2024	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	15,000	-	81,900	-	81,900
Issuance of shares related to vesting of restricted share units	815	-	-	-	-
Stock-based compensation	-	-	232,154	-	232,154
Net loss	-	-	-	(1,971,311)	(1,971,311)
Balances as of March 31, 2024	763,231	$7	$22,842,288	$(18,940,726)	$3,901,569

Amounts presented for 2024, including the number of shares issued and outstanding and the dollar values of Common stock and Additional paid-in capital, have been retroactively adjusted in order to give effect to the Company's July 18, 2024 1-for-20 reverse stock split.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Operating Activities
Net Loss	$(1,778,703)	$(1,971,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,202	21,659
Amortization	12,672	7,814
Stock-based compensation and nonemployee stock-based payment expense	182,999	232,154
Expenses paid by Tekcapital and Affiliates	75,679	99,561
Provision for (recovery of) doubtful accounts	880	(4,891)
Realized gain on debt securities (U.S. Treasury bills)	(104,816)	-

Changes in operating assets and liabilities:
Accounts receivable	22,374	52,823
Accounts payable and accrued expenses	(379,700)	259,006
Prepaid expenses	(152,928)	(92,931)
Inventory prepayments	44,741	264,113
Inventory	(296,235)	(325,666)
Other assets	-	(11,484)
Contract assets and liabilities	40,786	1,798
Net cash flows from operating activities	(2,311,049)	(1,467,355)

Investing Activities
Proceeds from redemption of debt securities (U.S. Treasury bills)	5,000,000	-
Loan made to Tekcapital Europe, Ltd.	-	(767,940)
Repayment of amounts loaned to Tekcapital Europe, Ltd.	-	756,277
Patent costs	(19,120)	(51,577)
Purchases of property and equipment	(40,648)	(32,298)
Net cash flows from investing activities	4,940,232	(95,538)

Financing Activities
Repayment of amounts due to Tekcapital and Affiliates	-	(75,988)
Net cash flows from financing activities	-	(75,988)

Net Change In Cash and cash equivalents	2,629,183	(1,638,881)
Cash and cash equivalents at Beginning of Period	$2,628,987	$4,287,447
Cash and cash equivalents at End of Period	$5,258,170	$2,648,566

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as increase in Due to/from Tekcapital and Affiliates	75,679	99,561
Issuance of shares for prepayment to third party service provider	-	81,900

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge smart eyewear – including prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses – which are designed to allow our customers to remain connected to their digital lives. The Company was founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 11% of our issued and outstanding shares of common stock as of March 31, 2025. Innovative Eyewear has licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our core product line, Lucyd Lyte®, and has also licensed the right to sell branded smart eyewear under the Nautica®, Eddie Bauer®, and Reebok® brands.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2024 (which has been derived from audited financial statements) and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant uncertainties associated with the current state of international trade and the overall economic environment.

Cash Equivalents

All highly liquid investments with original maturities of three months or less, including money market funds, certificates of deposit, and U.S. Treasury bills purchased three months or less from maturity, are considered cash equivalents.

Investments

As of December 31, 2024, the Company held investments in U.S. Treasury bills, which were purchased in September 2024 and matured in March 2025. These investments were classified as “held-to-maturity” and, as of December 31, 2024, were recorded at amortized cost of $4,895,184 in the accompanying condensed balance sheet. The aggregate fair value of these investments as of December 31, 2024, based on quoted prices (unadjusted) in active markets for identical assets, was $4,957,750, which included an unrealized gain of $62,566. Upon maturity of these investments, the Company recognized a realized gain $104,816 for the three months ended March 31, 2025.

Receivables and Credit Policy

Accounts receivable are uncollateralized obligations due from customers under normal trade terms. For direct-to-consumer sales, payment is required before product is shipped. For wholesale orders, we offer “net 30” payment terms on wholesale orders of $1,500 or more in accordance with industry standards. The Company, by policy, routinely assesses the financial strength of its customers.

Accounts receivable are reported at the amount billed to the customer, net of an allowance for credit losses. The allowance for credit losses is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations. Receivable balances are written-off against the allowance when such balances are deemed to be uncollectible. The Company recognized bad debt expense (recovery) of $880 and $(4,891) for the three months ended March 31, 2025 and 2024, respectively.

A roll forward of the allowance for credit losses for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Balance at January 1	$30,966	$25,772
Bad debt expense (recovery)	880	(4,891)
Write-offs	(87)	-
Other	87	556
Balance at March 31	$31,846	$21,437

Inventory

Our inventory predominantly consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Also included within inventory at March 31, 2025 was $82,454 of electronic components purchased from a third-party supplier for use by our manufacturer in their future production of our eyewear; there were no such comparable amounts in inventory at December 31, 2024.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 as of both March 31, 2025 and December 31, 2024.

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

The Company periodically assesses the realizability of its net deferred tax assets. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all relevant available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, length of carryback and carryforward periods, and existing contracts that will result in future profits.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the three months ended March 31, 2025 and 2024, we recognized $7,500 of revenue for each period, that was included in the contract liability balances as of January 1, 2025 and 2024, respectively.

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

For sales generated through our e-commerce channels, we identify the contract with a customer upon online purchase of our eyewear and transaction price at the manufacturer suggested retail price (“MSRP”). Our e-commerce revenue is recognized upon meeting of the performance obligation when the eyewear is shipped to the end customer. For sales processed through our website, U.S. consumers enjoy free USPS first class postage on orders over $149, with faster delivery options available for extra cost. For Amazon sales, shipping is free for U.S. consumers while international customers pay shipping charges on top of MSRP. Any costs associated with fees charged by the online platforms (i.e., Amazon.com, or Shopify for sales through our Lucyd.co website) are not recharged to customers and are recorded as a component of cost of goods sold as incurred. The Company charges applicable state sales taxes in addition to the MSRP for both online channels and all other marketplaces on which we sell products.

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

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers that purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $2,811 and $2,401 as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, we recognized $1,030 of revenue that was included in the contract liability balance as of January 1, 2025.

We allow our customers to return our physical products, subject to our refund policy, which allows any customer to return our physical products for any reason and receive a full refund for frames (prescription lenses excluded) within the first 7 days for sales made through our website (Lucyd.co), 30 days for sales made through Amazon, and 30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns). We charge a standard $15 restocking fee for standard frame returns, which is deducted from applicable refunds to cover shipping and restocking costs, and our return policy prohibits discretionary returns of glasses with prescription lenses.

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns as well as review of individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $5,746 and $15,746 as March 31, 2025 and December 31, 2024, respectively.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. On April 14, 2025, the Company closed on a warrant inducement transaction for gross proceeds of approximately $1.8 million (see Note 10 for details). The Company has also entered into an agreement with a related party, under which the Company may borrow up to $1.25 million (see Note 6 for details); as of March 31, 2025, the Company has not borrowed any amounts under this agreement. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

NOTE 4 – INCOME TAX PROVISION / BENEFIT

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded an income tax provision or benefit for the three months ended March 31, 2025 and 2024 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – TANGIBLE AND INTANGIBLE ASSETS

	March 31,	December 31,
Property & Equipment	2025	2024
Mobile Kiosk Display	$175,974	$162,940
Computer Equipment	44,901	44,901
Office Equipment	12,991	12,991
Internal-Use Software and Website Costs	104,810	77,196
Property and equipment, gross	338,676	298,028
Less: Accumulated depreciation	(211,668)	(190,466)
Property and equipment, net	$127,008	$107,562

Depreciation expense for the three months ended March 31, 2025 and 2024 was $21,202 and $21,659, respectively.

	March 31,	December 31,
Finite-lived intangible assets	2025	2024
Patent Costs	$553,122	$534,002
Less: Accumulated amortization	(95,372)	(82,700)
Intangible assets, net	$457,750	$451,302

Amortization expense for the three months ended March 31, 2025 and 2024 was $12,672 and $7,814, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS AND AGREEMENTS

Management Service Agreement

The Company has entered into a management services agreement with Tekcapital Europe, Ltd., for which the Company is billed $35,000 quarterly. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

The related party currently provides the following services:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical and legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

During the three months ended March 31, 2025 and 2024, the Company incurred $35,000 in each respective period under the management services agreement.

Rent of Office Space

Under an agreement between the Company and Tekcapital, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $39,653 and $23,231 of expense related to this month-to-month arrangement for the three months ended March 31, 2025 and 2024, respectively.

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

Tekcapital Europe, Ltd. subsequently repaid all of the outstanding balance of the loan (including principal and accrued interest), and as of December 31, 2024, no amounts remained outstanding or payable to us under this agreement.

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

On March 1, 2025, the Company and Lucyd Ltd. entered into an amendment of this agreement, such that upon issuance, the convertible note will have a maturity date of September 1, 2026. There were no other changes to the terms and provisions of the agreement.

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

The aggregate future minimum payments due under these license agreements are as follows:

2025	$60,000
2026	834,000
2027	1,290,000
2028	1,543,000
2029	1,778,000
Thereafter (through 2033)	8,129,000
Total	$13,634,000

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

The Company recognized $133,336 and $61,160 of expense related to all license agreements for the three months ended March 31, 2025 and 2024, respectively.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by a related party (see Note 6). We consider our current office space adequate for our current operations.

Other Commitments

See related party management services agreement discussed in Note 6.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding stock options as of and during the three months ended March 31, 2025 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2025	83,800	37.21	2.33
Granted	-	-
Exercised	-	-
Forfeited / Expired	-	-
As at March 31, 2025	83,800	37.21	2.09
Exercisable as at March 31, 2025	71,556	41.12	1.86

During the three months ended March 31, 2025, we recognized $36,646 of expense related to stock options. As of March 31, 2025, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero, and unrecognized stock option expense of approximately $97,000 remains to be recognized over the next 0.76 years.

Restricted Stock Units

During the three months ended March 31, 2025, we recognized $140,930 of expense related to restricted stock units that were awarded to the Company’s officers, management, and non-management employees in the fourth quarter of 2024. As of March 31, 2025, unrecognized restricted stock unit expense of approximately $1,284,000 remains to be recognized over of the next 2.30 years.

During the three months ended March 31, 2024, we recognized $5,075 of expense related to restricted stock units that were awarded to an influencer in 2023. As of March 31, 2025, no expense remains to be recognized related to this award.

Stock Grant

On April 1, 2024, we entered into a brand ambassador agreement with an individual for a two-year term. As compensation for the first year of the agreement, we issued the individual 4,500 shares of our common stock. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690. During the three months ended March 31, 2025 and 2024, we recognized $5,423 and $5,422, respectively, of expense related to this arrangement.

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

The calculation of net earnings/(loss) per share is as follows:

	For the three months ended
	March 31, 2025	March 31, 2024
Basic and diluted:
Net loss	$(1,778,703)	$(1,971,311)
Weighted-average number of common shares	2,453,447	760,345
Basic and diluted net loss per common share	$(0.72)	$(2.59)

NOTE 10 – SUBSEQUENT EVENTS

Share Issuance to Brand Ambassador

Effective April 1, 2025, pursuant to the terms of the brand ambassador agreement described in Note 8, the Company issued an individual 11,539 shares of our common stock as compensation for the second year of the agreement. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $30,000, which will be recognized as expense on a straight-line basis through March 31, 2026.

April 2025 Warrant Inducement Transaction

On April 11, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 595,188 shares of the Company’s common stock, of which warrants to purchase 121,500 shares were originally issued to the holders on September 4, 2024 with an original exercise price of $5.00 per share, and warrants to purchase 473,688 shares were originally issued to the holders on September 24, 2024 with an original exercise price of $9.50 per share.

Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at a reduced exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series G warrants to purchase up to an aggregate of 218,646 shares of common stock and new unregistered Series H warrants to purchase up to an aggregate of 1,724,814 shares of common stock, each at a purchase price of $0.125 per warrant. The Series G Warrants have an exercise price of $2.60 per share, are exercisable immediately upon issuance, and have a term of exercise equal to five and one-half years following the effective date of the Resale Registration Statement (as defined in the applicable agreements). The Series H Warrants have an exercise price of $2.60 per share, are exercisable immediately upon issuance, and have a term of exercise equal to eighteen months following the effective date of the Resale Registration Statement.

This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company agreed to pay HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company, accountable expenses of $50,000, non-accountable expenses of $25,000, and $15,950 for clearing expenses. The Company also agreed to issue to HCW or its designees warrants to purchase up to 44,639 shares of common stock (“PA Warrants”). The PA Warrants are immediately exercisable, have a term of five and one-half years following the effective date of the Resale Registration Statement, and have an exercise price of $3.25 per share.

New Loan Facility to Tekcapital Europe, Ltd.

On April 23, 2025, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. (as guarantor). Pursuant to this agreement, the Company agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $500,000. Tekcapital Europe, Ltd. may receive advances under this facility upon request through October 23, 2025. Any amounts advanced to Tekcapital Europe, Ltd. will bear simple interest at a rate of 10% per annum, and are required to be repaid on or before July 23, 2026.

Tekcapital Europe, Ltd. has not borrowed any amounts under this agreement.

International Trade and Tariffs

Beginning in April of 2025, the U.S. government has announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. We are actively monitoring the ongoing tariff developments and continue to evaluate the potential impacts to our business, cost structure, supply chain, and the broader economic environment. We are also considering and assessing our ability to potentially offset all or a portion of cost increases through pricing actions and/or cost savings efforts.

While these recent developments have not had a material impact on our financial condition or results of operations to date, due to their evolving nature, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.

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

Overview

Executive Summary and Outlook

Management views the Company as being in a favorable position, and well-equipped for the go-to-market opportunities ahead.

●	Revenues for the three months ended March 31, 2025 improved 19% as compared to the comparable period in 2024, while gross margins improved from 2% in the first quarter of 2024 to 49% for the first quarter of 2025. Total operating and other expenses have remained relatively consistent between these periods. These results reflect a tightening business operation that is finding its footing in an emerging sector, and prioritizing efficiency and operational sustainability.

●	Over the past several months, we have brought three strong new product lines to market – including Lucyd Armor smart safety glasses, Reebok® Powered by Lucyd sport smart sunglasses, and Lucyd Lyte 2025 Edition smartglasees. Greater than expected demand for the unique Lucyd Armor product has led the Company to develop alternate variants for that line, in order to address a wider range of safety glass users.

●	Additionally, we believe that the success of the Lucyd Armor product line to date indicates that that delivering smart eyewear for specific user niches can be a significant differentiator. With our experience developing dozens of SKUs (stock-keeping units) of smart eyewear, we are well positioned to address specific user needs in the sport, safety, and general optical categories, while our competitors may only have the resources to focus on a single category.

●	Although our business will be significantly impacted by recently-announced tariffs on goods imported from various countries to the U.S., due to the U.S. tariff exception for certain electronics imported from China our business will be significantly less impacted by recent developments in tariffs and international trade than our traditional eyewear competitors. Nonetheless, we have worked to diversify our supply chain and focus more on international expansion. We have procured new global logistics partners in Hong Kong near our suppliers’ factories and in Europe, in order to facilitate global expansion to channels where U.S. duties do not apply.

General Product and Corporate Overview

Our mission is to Upgrade Your Eyewear®. We develop and sell cutting-edge smart eyewear that is designed to allow our customers to remain connected to their digital lives. Our smart eyewear is a fusion of headphones with glasses, bringing vision correction and protection together with digital connectivity and clear audio, while also offering a safer solution for listening to music outdoors (as compared to in-ear headphones). The convenience of having a Bluetooth headset and comfortable glasses in one, especially for those who are already accustomed to all-day eyewear use, offers a lifestyle upgrade at a price most consumers can afford.

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

●	Our core product line, Lucyd Lyte® (which includes the Lyte XL units), was first introduced in 2021 and continues to grow and expand with the ongoing addition of new styles and multiple technological upgrades and advancements. The Company is continuously iterating and improving its frame lineup, offering a mixture of “Lucyd icons” (styles that have consistently performed well since the introduction of Lucyd Lyte) and new styles seasonally to align with market trends and evolving consumer demand. We currently offer 9 different models under the Lucyd Lyte collection.

●	In January 2024, we launched the Nautica® Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo. This collection introduced the Company’s first “global fit” style, which supports low nose bridge customers.

●	In April 2024, we launched the Eddie Bauer® Powered by Lucyd smart eyewear collection in four different styles, which showcases the first-to-market rimless smart eyewear design. We believe the Eddie Bauer collection is the Company’s most premium product to date, and features brushed titanium hardware, improved sound quality, and includes the patent-pending Lucyd dock with every unit.

●	In October 2024, we launched the Lucyd Armor line, an ANSI-certified smart safety glass designed for all-day wear. This product line provides all the powerful features of Lucyd eyewear in a stylish safety wrap. Lucyd Armor smart safety glasses have been certified to meet safety standards in the U.S., Canada, United Kingdom, and European Union.

●	In April 2025, we launched the Reebok® Powered by Lucyd sport smart sunglasses collection in eight different styles. This collection features custom high-fidelity speakers, powerful amplifiers, and equalizers specifically tuned for outdoor activities and sports environments.

●	We plan to launch the Reebok® Powered by Lucyd premium optical collection in the fourth quarter of 2025.

Our current product offering consists of 30 different models, which offers a similar amount of style variety as many traditional eyewear collections. All styles are available with 100+ different lens types, resulting in thousands of variations of products currently available. We believe our brand partnerships play a significant role in our revenue growth by offering a more diversified product line that speaks to consumers from different demographics (for example, Nautica® generally appeals to a more fashion-forward customer than Lucyd Lyte, while Eddie Bauer® generally appeals to an older demographic than our other lines, and Reebok® generally appeals to a younger, more active and athletic demographic than our other lines).

Software and Apps

The Lucyd app, available for iOS and Android, is a free application that enables the user to converse with the extremely popular ChatGPT AI language model on our glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. First launched in 2023, the app deploys a powerful and unique Siri integration with the Open AI API for ChatGPT, developed internally by the Company. The Company has filed a patent application related to this software.

In 2024, we added a “Pro” version of the app, which provides unlimited ChatGPT interactions and priority tech support for a modest monthly or annual fee. This is a new revenue stream for our business, and represents our first diversification in product revenue from frames and lenses. We also launched a new feature called “Walkie” for the Lucyd app in 2024, which enables thousands of users to join each other on walkie-talkie style communication channels. This feature was designed with our Lucyd Armor safety glass product in mind, to enable coworking teams to communicate freely on smart eyewear.

In February 2025, we updated the Lucyd app’s Walkie feature, enabling premium subscribers access to secure and private walkie channels, providing businesses and organizations with a powerful tool to communicate confidentially and seamlessly through Lucyd smart eyewear. We plan to launch more new features for the Lucyd app in the future, such as an audio equalizer enabling the user to optimize sound output for different types of content such as calls and podcasts, and touch control customizations.

We believe these developments make our Lucyd eyewear perhaps the smartest smartglasses available today, and represent a significant marketing opportunity for our core smartglass products. The Lucyd app delivers an updated user experience over time without requiring costly hardware changes. Additionally, the overall flexibility of Bluetooth connectivity and ability to connect to a variety of voice assistants, including device-native assistants and ChatGPT, make our glasses a “device- and AI- agnostic” peripheral suitable for use with almost any desktop or mobile computing platform. This aspect of our products makes them a highly compatible interface accessory and distinguishes them from accessories designed to enhance a specific platform, such as Apple AirPods for iOS or gaming headsets for desktop computers.

A large part of our strategy is not just to provide a leading smart eyewear platform, but to build a highly functional mobile software and interactive retail fixture ecosystem to support user adoption and “stickiness” with our products. We have engineered and provided a variety of virtual try-on kiosks, modular display systems, and interactive LCD fixtures to fit any retail environment. These devices introduce our products to prospective retail customers and enable them to digitally try-on our line of smart glasses in a touch-free manner. Many of our retail fixtures allow for customization to suit our retail store partners’ needs, and the most recently developed fixtures feature a proprietary kiosk app we recently developed in-house. Our latest, most advanced displays, which we plan to begin deploying in stores later this year, will offer a complete Lucyd experience, including virtual try-on, social media content, detailed product info and videos, and seamless music demos – which overall will provide an immersive onboarding experience for prospective customers in retail stores carrying our frames.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores. To address this, we have assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently offer an expansive line of 30 different models of glasses and several accessories, including cobranded eyewear with well-known brands like Nautica, Reebok, and Eddie Bauer. In total, the Company expects to offer over 40 total smart eyewear SKUs across these brands and Lucyd by the end of 2025.

During the first quarter of 2025, in order to support the launch and expansion of our Reebok® Powered by Lucyd and Lucyd Armor lines, we expanded our sales team with the addition of two new sales directors. One of these directors brings 15 years of experience in optical sales, and has joined to support our expansion into key optical accounts and regional chains. The other director has a multi-decade career in hardware and power tool sales, and has joined to support our pursuit of brick-and-mortar and e-commerce placements for the Lucyd Armor line.

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd products. These display systems enable customers to engage in music demos on a physical unit, explore social and tutorial content, and virtually try on all available units, an experience offered by no other smartglass display on the market today. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. Additionally, we consistently incorporate retail partner feedback directly into our frames to better serve our end users.

Investing in business growth

We believe that people care about what they wear on their faces, and because we understand that customers have diverse preferences about the shape, size, and design of their eyewear, we aim to continuously invest in the design and development of new models in an effort to provide the consumer with a wide selection of styles, colors, and finishes. We have two continuous trajectories of general product improvement: (i) engineering, where we seek to improve the sound quality, temple thinness, and battery life of our frames; and (ii) digital, where we are adding new features via the Lucyd app and improved component programming. We view these continually ongoing R&D investments as essential to maintaining our competitive edge.

We are offering a strong co-op marketing program with retail stores, and intend to expand our sales, marketing, and brand ambassador teams to broaden our brand awareness and online presence.

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell our products. We started onboarding our first retail stores in June 2021, and since then have continue to grow through the current year. Currently, we have over 540 retail stores selling our smart eyeglasses, primarily in the United States and Canada, across over 300 wholesale accounts. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in 2025.

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

International Trade and Tariffs

Beginning in April of 2025, the U.S. government has announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. We are actively monitoring the ongoing tariff developments and continue to evaluate the potential impacts to our business, cost structure, supply chain, and the broader economic environment. We are also considering and assessing our ability to potentially offset all or a portion of cost increases through pricing actions and/or cost savings efforts. Smart eyewear products that enter the U.S. from China (where our products are manufactured) currently have a total effective duty of approximately 27.5%.

While these recent developments have not had a material impact on our financial condition or results of operations to date, due to their evolving nature, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 (the “current quarter”) and the three months ended March 31, 2024 (the “prior year quarter”):

	Three months ended		Three months ended
	March 31,		March 31,
	2025		2024		Change
Revenues, net	$454,501	100%	$383,471	100%	$71,030	19%
Less: Cost of Goods Sold	(233,968)	51%	(376,520)	98%	142,552	-38%
Gross Profit	220,533	49%	6,951	2%	213,582	n/m

Operating Expenses:
General and administrative	(1,091,348)	240%	(1,108,946)	289%	17,598	-2%
Sales and marketing	(787,400)	173%	(661,295)	172%	(126,105)	19%
Research and development	(210,576)	46%	(216,301)	56%	5,725	-3%
Related party management fee	(35,000)	8%	(35,000)	9%	-	0%
Total Operating Expenses	(2,124,324)	467%	(2,021,542)	527%	(102,782)	5%

Other Income (Expense), net	125,088	28%	43,280	11%	81,808	189%

Net Loss	$(1,778,703)	391%	$(1,971,311)	514%	$192,608	-10%

Revenues

Our revenues for the three months ended March 31, 2025 were $454,501, representing an increase of 19% as compared to revenues of $383,471 during the three months ended March 31, 2024. This increase is primarily attributable to overall volume increases, as well as improved pricing and lower discounts on products sold.

The year-over-year volume increases are largely reflective of new product launches over the past year (including the cobranded Nautica® Powered by Lucyd and Eddie Bauer® Powered by Lucyd collections which were launched in January 2024 and April 2024, respectively, and the Lucyd Armor product line which was launched in October 2024). Our continued investments in marketing and advertising initiatives, as well as increased public interest and growth in smart glasses and the wearable products category, also contributed to this volume growth.

The aforementioned improvements in pricing are primarily attributable to adjustments to our product pricing and Manufacturer’s Suggested Retail Price implemented in the prior year, which were aimed at enhancing profitability and attracting distributors to manage our wholesale channel. Additionally, we have made strategic reductions in price discounts as appropriate. We believe these strategies reflect customers’ growing recognition of the quality and value proposition of our recent new product launches and support our long-term growth objectives. These factors, plus various promotional efforts outside of traditional pay-per-click e-commerce ads, resulted in increased AOV (average order value) compared to the prior year quarter.

For the three months ended March 31, 2025, approximately 40% of sales were processed on our online store (Lucyd.co), 52% on Amazon.com, and 7% through reseller partners, with 1% of our net revenues generated from Lucyd “Pro” app subscriptions. For the three months ended March 31, 2025, we generated an aggregate of $291,065 of revenue from sales of non-prescription smartglasses and accessories, $160,605 from sales of smartglasses with prescription lenses, and $2,831 of revenue from app subscriptions. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while $160,605 of the online sales generated through Lucyd.co was related to smartglasses with prescription lenses.

For the three months ended March 31, 2024, approximately 67% of sales were processed on our online store (Lucyd.co), 29% on Amazon.com, and 4% through reseller partners. For the three months ended March 31, 2024, we generated $272,742 of revenue from sales of non-prescription smartglasses and accessories, and $110,729 from sales of smartglasses with prescription lenses. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while $110,729 of the online sales generated through Lucyd.co was related to smartglasses with prescription lenses.

Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for future growth in the long-term. To date, we believe e-commerce has been best suited to sell smart eyewear because of the enhanced product exposure opportunity compared to product on a shelf in a physical store – as online, prospective customers are able to learn more about products, conduct virtual try-ons, and comparison shop across the web with ease. However, we anticipate that as smart eyewear becomes a more normalized product category and becomes more common for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector. We have already started to see major retailers begin to offer smart eyewear in-store. With the success of the recently-launched Lucyd Armor smartglasses for the safety/industrial segment, which represents a growing market in which we currently have little or no direct competition, and the anticipated success of the recent launch of Reebok® Powered by Lucyd smartglasses for the sport/active lifestyle segment, for which we believe we will have a distinct advantage, as most sport smartglasses are very low quality Aliexpress products, we believe we are very well positioned to generate significant revenue growth in 2025. In order to support the launch and expansion of our Reebok® Powered by Lucyd and Lucyd Armor lines, we have recently expanded our sales team with the addition of two new sales directors, who have significant experience in optical sales and hardware sales. In addition, and in light of the current tariff situation, we also plan to focus more on international expansion during the current year.

Cost of Goods Sold

Our total cost of goods sold decreased to $233,968 for the three months ended March 31, 2025, as compared to $376,520 for the prior year quarter. This year-over-year decrease of 38% was primarily driven by lower cost of frames and lower prescription lens fulfilment cost.

The decrease in the cost of frames as compared to the prior year quarter was primarily attributable to the combination of:

(i.)	realization of greater economies of scale – i.e., smart eyewear is a highly specialized product that is expensive to manufacture in smaller quantities, but over time as our manufacturing order volumes have grown, our cost per unit has decreased; and

(ii.)	improvements in product price/mix – i.e., a significant portion of the units sold in the current quarter were from our Lucyd Armor line, which have a lower manufacturing cost than our other product lines (as they are designed differently and have fewer components), whereas no Lucyd Armor units were sold in prior year quarter (as the product had not yet launched).

The decrease in lens fulfilment costs was attributable to actions taken by management in the prior year to better manage these costs, including:

(i.)	the launch of Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer; and

(ii.)	the engagement of a new lower-cost lens supplier based in Miami, Florida.

Cost of goods sold for the three months ended March 31, 2025 included but was not limited to the cost of frames of $72,701; cost of prescription lenses incurred with our third-party vendor of $68,051; commissions, affiliate referral fees, and e-commerce platform fees of $30,291; shipping and logistics costs of $38,909; and quality assurance costs related to our products sold of $4,002. Out of $233,968 of our total cost of goods sold for the current quarter, $68,051 related to orders with prescription lenses, while $165,917 pertained to non-prescription orders.

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

Gross Profit

Our gross profit for the current quarter was $220,533, as compared to $6,951 for the prior year quarter. Our gross profit margin was 49% in the current quarter and 2% in the prior year quarter, representing an increase of approximately 47 percentage points from the prior year period. This significant improvement in profitability was the primarily attributable to lower cost of goods sold as a result of the cost improvements described above, as well as the increase in revenues as described above. This strong margin improvement from the prior year quarter reflects a number of measures taken by the Company to reduce our costs per sale and increase AOV, including changing lens suppliers, launching our own transitional lenses in place of branded third-party transitional lenses, obtaining price reductions from our frame suppliers as we have scaled up our production quantities, and engaging in a variety of promotional efforts outside of traditional pay-per-click e-commerce ads.

In the near to medium term, we anticipate further growth in revenues in future quarters, largely in part due to the launch of our new Reebok® Powered by Lucyd product line in the second quarter of 2025, and the introduction of further variants of the popular Lucyd Armor product, along with corresponding growth in total cost of goods sold. While the current tariff situation is expected to result in an increase in our costs, we also believe the current tariff situation is bringing smart eyewear to price parity with traditional designer eyewear (as the combined duty on many conventional eyewear lines imported from China – which makes approximately 90% of the world’s eyewear – is currently 155%, compared with a total effective duty rate of 27.5% for smart eyewear products imported from China), which may result in increased consumer interest in smart eyewear and increased sales of our products. We are also continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing only on the highest volume, market-tested styles.

We believe that in the long term, the majority of our business will ultimately come from frame sales to distributors and eyewear retailers. We anticipate that the launches of new product lines in 2025 will help us progress towards our long-term goal of shifting our sales mix more towards the wholesale channel, which should bring consistent, large-scale orders with minimal marketing costs.

Operating Expenses

Our operating expenses increased by 5% to $2,124,324 for the three months ended March 31, 2025, as compared to $2,021,542 for the three months ended March 31, 2024. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses declined slightly year-over-year, decreasing by $17,598 or approximately 2% to $1,091,348 for the three months ended March 31, 2025, as compared to $1,108,946 for the prior year quarter. This slight decrease primarily reflects the net result of decreases in stock-based compensation expense and investor relations costs compared with the prior year period, largely offset by increased expenses incurred under multi-year license agreements. Non-cash expenses – including depreciation, amortization, and stock-based compensation – comprised approximately 14% and 23% of our total general and administrative expenses in the current quarter and prior year quarter, respectively.

The Company maintains a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, legal and professional services, etc.); as such, our general and administrative expenses are generally not expected to scale up significantly as our revenue increases over time. The one exception to this is the expense related to our multi-year license agreements which grant us the right to sell certain branded smart eyewear; these agreements require us to pay royalties based on a percentage of net retail and wholesale sales, and also require increasing guaranteed minimum royalty payments over their terms.

Sales and marketing expenses

Our sales and marketing expenses increased $126,105 or approximately 19% to $787,400 for the three months ended March 31, 2025 from $661,295 for the three months ended March 31, 2024. This increase was primarily driven by increased spending on events and trade shows, as we seek to grow and expand our network of potential B2B business partners. At the same time, we continue to make significant investments in paid ads in order to build brand awareness, attract new customers, and increase our market share.

From a long-term perspective, while we expect that our total sales and marketing expenses will scale up to some degree as our revenue increases, we anticipate that such increases in sales and marketing expenses will be mitigated somewhat by our plan to grow our business in the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and as a result typically carries a lower marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs decreased by $5,725 or approximately 3% to $210,576 for the three months ended March 31, 2025, as compared to $216,301 for the three months ended March 31, 2024, primarily due to product development cycle timing.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended March 31, 2025 and 2024, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net in the three months ended March 31, 2025 was $125,088. This amount was primarily comprised of realized gains on U.S. Treasury bills originally purchased in September 2024 which matured in March 2025, and, to a lesser extent, dividends from our investments in money market funds.

Total other income (expense), net in the three months ended March 31, 2024 was $43,280. This amount was primarily comprised of dividends from our investments in money market funds, and, to a lesser extent, interest income earned on a short-term loan to a related party.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, our cash and cash equivalents were approximately $5.3 million and $2.6 million, respectively.

As of March 31, 2025 and December 31, 2024, our total overall liquidity (cash and cash equivalents plus investments in short-term U.S. Treasury bills), which management believes provides a more accurate depiction of the Company’s liquidity and economic position, was approximately $5.3 million and $7.5 million, respectively.

Our working capital (current assets less current liabilities) was approximately $6.9 million and $8.5 million as of March 31, 2025 and December 31, 2024, respectively.

The Company did not have any debt obligations as of March 31, 2025 or December 31, 2024.

Cash Flow

	Three months ended	Three months ended
	March 31,	March 31,
	2025	2024
Net cash flows from operating activities	$(2,311,049)	$(1,467,355)
Net cash flows from investing activities	4,940,232	(95,538)
Net cash flows from financing activities	-	(75,988)
Net Change in Cash	$2,629,183	$(1,638,881)

Net cash flows used in operating activities for the three months ended March 31, 2025 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including sales and marketing activities, research and development, and employee-related costs. Cash flows from operating activities also reflect the impacts of increases in inventory levels in preparation of the April 2025 launch of the Reebok® Powered by Lucyd sport smartglasses line, annual royalty payments made to licensors for our cobranded products, and the payment of accounts payable and similar operating obligations that were accrued at December 31, 2024.

Net cash flows provided by investing activities for the three months ended March 31, 2025 are primarily attributable to the maturity and redemption of investments in 6-month U.S. Treasury bills totalling $5.0 million.

Equity Offerings

There were no equity offerings during the three months ended March 31, 2025.

On April 11, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 595,188 shares of our common stock, of which warrants to purchase 121,500 shares were originally issued to the holders on September 4, 2024 with an original exercise price of $5.00 per share, and warrants to purchase 473,688 shares were originally issued to the holders on September 24, 2024 with an original exercise price of $9.50 per share.

Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at a reduced exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series G warrants to purchase up to an aggregate of 218,646 shares of common stock and new unregistered Series H warrants to purchase up to an aggregate of 1,724,814 shares of common stock, each at a purchase price of $0.125 per warrant.

This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses. H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the offering. As compensation for such placement agent services, we agreed to pay HCW an aggregate cash fee equal to 7.5% of the gross proceeds received from this transaction, plus a management fee equal to 1.0% of the gross proceeds received from this transaction, accountable expenses of $50,000, non-accountable expenses of $25,000, and $15,950 for clearing expenses. We also agreed to issue to HCW or its designees warrants to purchase up to 44,639 shares of common stock (“PA Warrants”). The PA Warrants are immediately exercisable, have a term of five and one-half years following the effective date of the Resale Registration Statement, and have an exercise price of $3.25 per share.

We intend to use the net proceeds from this transaction for working capital and general corporate purposes.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents (including the proceeds from the equity offerings described above), plus the availability to borrow funds via the March 2025 amendment to the related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Estimates

There have been no material changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 24, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Co-Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Co-Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2025.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 24, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 595,188 shares of the Company’s common stock, of which warrants to purchase 121,500 shares were originally issued to the holders on September 4, 2024 with an original exercise price of $5.00 per share, and warrants to purchase 473,688 shares were originally issued to the holders on September 24, 2024 with an original exercise price of $9.50 per share.

Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at a reduced exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series G warrants to purchase up to an aggregate of 218,646 shares of common stock and new unregistered Series H warrants to purchase up to an aggregate of 1,724,814 shares of common stock, each at a purchase price of $0.125 per warrant. The Series G Warrants have an exercise price of $2.60 per share, are exercisable immediately upon issuance, and have a term of exercise equal to five and one-half years following the effective date of the Resale Registration Statement (as defined below). The Series H Warrants have an exercise price of $2.60 per share, are exercisable immediately upon issuance, and have a term of exercise equal to eighteen months following the effective date of the Resale Registration Statement.

The Company has agreed to file a registration statement providing for the resale of the shares issuable upon the exercise of the Series G and Series H warrants (the “Resale Registration Statement”) as soon as reasonably practicable (and in any event within 30 calendar days) after the date of the inducement letter agreements, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 60 calendar days following the date of the inducement letter agreements (or within 90 calendar days following the date of the inducement letter agreements in the case of a “full review” of such registration statement by the SEC) and to keep the Resale Registration Statement effective at all times until no holder of the Series G and Series H warrants owns any such warrants or shares.

Pursuant to the inducement letter agreements, the Company agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any common stock or common stock equivalents or file any registration statement or any amendment or supplement to any existing registration statement (in each case, subject to certain exceptions) until 30 calendar days after the closing of this transaction. The Company also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the inducement letter agreements) until one year after the closing of this transaction (subject to an exception).

This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company agreed to pay HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company, accountable expenses of $50,000, non-accountable expenses of $25,000, and $15,950 for clearing expenses. The Company also agreed to issue to HCW or its designees warrants to purchase up to 44,639 shares of common stock (“PA Warrants”). The PA Warrants are immediately exercisable, have a term of five and one-half years following the effective date of the Resale Registration Statement, and have an exercise price of $3.25 per share.

The aforementioned Series G and Series H warrants, the PA Warrants, and the shares issuable upon the exercise of such warrants were sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

Innovative Eyewear, Inc.
(Registrant)

Date: May 13, 2025	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Oswald Gayle
Oswald Gayle
Co-Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)