Form 10-Q
period 2025-06-30
Innovative Eyewear Inc
filed 2025-08-14
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 4,574,602 shares of the registrant’s common stock issued and outstanding (excluding 254,282 shares held in abeyance).

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

Innovative Eyewear, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

June 30, 2025 (Unaudited) and December 31, 2024

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$7,627,382	$2,628,987
Investments	1,285,263	4,895,184
Accounts receivable, net	57,957	107,918
Prepaid expenses	356,176	266,935
Inventory prepayments	288,321	424,594
Inventory	1,677,039	831,757
Due from Tekcapital and Affiliates	-	23,394
Other current assets	40,851	59,447
Total Current Assets	11,332,989	9,238,216

Non-Current Assets
Intangible assets, net	435,043	451,302
Property and equipment, net	58,330	107,562
Other non-current assets	109,410	41,229
TOTAL ASSETS	$11,935,772	$9,838,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$483,225	$692,817
Deferred revenue	68,302	44,901
Due to Tekcapital and Affiliates	54,533	-
Total Current Liabilities	606,060	737,718

Non-Current Liabilities
Long-term payment plan with vendor	52,458	-
Deferred revenue	-	5,450
TOTAL LIABILITIES	658,518	743,168

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized: 4,574,602 shares issued and outstanding and 254,282 shares held in abeyance as of June 30, 2025, and 2,452,632 shares issued and outstanding as of December 31, 2024)	48	25
Additional paid-in capital	39,897,933	33,831,046
Accumulated deficit	(28,620,727)	(24,735,930)
TOTAL STOCKHOLDERS’ EQUITY	11,277,254	9,095,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,935,772	$9,838,309

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$579,230	$308,682	$1,033,731	$692,153
Less: Cost of Goods Sold	(591,895)	(253,506)	(825,863)	(630,026)
Gross (Deficit) Profit	(12,665)	55,176	207,868	62,127

Operating Expenses:
General and administrative	(1,310,865)	(1,295,299)	(2,402,213)	(2,404,245)
Sales and marketing	(544,318)	(442,433)	(1,331,718)	(1,103,728)
Research and development	(268,224)	(256,802)	(478,800)	(473,103)
Related party management fee	(35,000)	(35,000)	(70,000)	(70,000)
Total Operating Expenses	(2,158,407)	(2,029,534)	(4,282,731)	(4,051,076)

Other Income (Expense), net	64,978	25,959	190,066	69,239

Net Loss	$(2,106,094)	$(1,948,399)	$(3,884,797)	$(3,919,710)

Weighted average number of shares outstanding	3,214,790	1,044,211	2,836,222	896,685
Loss per share, basic and diluted	$(0.66)	$(1.87)	$(1.37)	$(4.37)

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2025	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

Cancellation of shares by stockholder	(5)	-	-	-	-
Stock-based compensation	-	-	177,576	-	177,576
Net loss	-	-	-	(1,778,703)	(1,778,703)
Balances as of March 31, 2025	2,452,627	$25	$34,008,622	$(26,514,633)	$7,494,014

April 2025 Warrant Inducement Transaction	595,188	6	1,494,306	-	1,494,312
June 2025 Warrant Inducement Transaction(1)	746,782	7	1,890,052	-	1,890,059
Other exercises of warrants in ordinary course	986,532	10	2,310,238	-	2,310,248
Issuance of shares to brand ambassador	11,539	-	30,001	-	30,001
Issuance of shares related to vesting of restricted share units	36,216	-	-	-	-
Stock-based compensation	-	-	164,714	-	164,714
Net loss	-	-	-	(2,106,094)	(2,106,094)
Balances as of June 30, 2025	4,828,884	$48	$39,897,933	$(28,620,727)	$11,277,254

Balances as of January 1, 2024	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	15,000	-	81,900	-	81,900
Issuance of shares related to vesting of restricted share units	815	-	-	-	-
Stock-based compensation	-	-	232,154	-	232,154
Net loss	-	-	-	(1,971,311)	(1,971,311)
Balances as of March 31, 2024	763,231	$7	$22,842,288	$(18,940,726)	$3,901,569

At-the-Market Offerings	284,471	3	2,324,576		2,324,579
First Registered Direct Offering	210,043	2	737,298		737,300
Second Registered Direct Offering	263,159	3	2,134,048		2,134,051
Issuance of shares to brand ambassador	4,500	-	21,690		21,690
Issuance of shares related to vesting of restricted share units	1,630	-	-	-	-
Stock-based compensation	-	-	173,305	-	173,305
Net loss	-	-	-	(1,948,399)	(1,948,399)
Balances as of June 30, 2024	1,527,034	$15	$28,233,205	$(20,889,125)	$7,344,095

(1)	Represents the aggregate consideration for 746,782 shares of common stock, of which 492,500 have been issued and 254,282 shares are being held in abeyance. See Note 9 for additional details.

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Operating Activities
Net Loss	$(3,884,797)	$(3,919,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,370	59,951
Amortization	35,379	15,297
Non-cash interest income on debt securities (U.S. Treasury bills)	(10,943)	-
Realized gain on debt securities (U.S. Treasury bills)	(104,816)	-
Stock-based compensation and nonemployee stock-based payment expense	355,213	405,459
Expenses paid by Tekcapital and Affiliates	140,816	157,835
Provision for (recovery of) doubtful accounts	7,745	(3,687)
Write-off of previously-capitalized software costs	-	88,073

Changes in operating assets and liabilities:
Accounts receivable	47,666	50,285
Accounts payable and accrued expenses	(285,440)	(205,442)
Prepaid expenses	(75,600)	96,160
Inventory prepayments	136,273	252,741
Inventory	(845,282)	(397,248)
Other assets	(18,684)	-
Contract assets and liabilities	36,547	3,597
Net cash flows from operating activities	(4,427,553)	(3,396,689)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(1,274,320)	-
Proceeds from redemption of debt securities (U.S. Treasury bills)	5,000,000	-
Loan made to Tekcapital Europe, Ltd.	(250,000)	(767,940)
Repayment of amounts loaned to Tekcapital Europe, Ltd.	250,000	767,940
Patent costs	(19,120)	(78,063)
Purchases of property and equipment	(40,648)	(35,748)
Net cash flows from investing activities	3,665,912	(113,811)

Financing Activities
Proceeds from first registered direct offering	-	737,300
Proceeds from second registered direct offering	-	2,134,051
Proceeds from at-the-market offerings of common stock	-	2,324,579
Proceeds from exercises of warrants	5,694,619	-
Proceeds from sale of common stock withheld from employees to cover withholding taxes on vested restricted share units	27,424	-
Incurrence of obligation under long-term payment plan with vendor	121,059	-
Payments made under long-term payment plan with vendor	(20,177)	-
Repayment of amounts due to Tekcapital and Affiliates	(62,889)	(75,988)
Net cash flows from financing activities	5,760,036	5,119,942

Net Change in Cash and cash equivalents	4,998,395	1,609,442
Cash and cash equivalents at Beginning of Period	$2,628,987	$4,287,447
Cash and cash equivalents at End of Period	$7,627,382	$5,896,889

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as increase in Due to/from Tekcapital and Affiliates	140,816	157,835
Issuance of shares for prepayment to third party service provider	-	81,900
Issuance of shares for prepayment to brand ambassador	30,001	21,690

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”) is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge smart eyewear – including prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses – which are designed to allow our customers to remain connected to their digital lives. The Company was founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 6% of our issued and outstanding shares of common stock as of June 30, 2025. Innovative Eyewear has licensed the exclusive rights to the Lucyd® brand from Lucyd Ltd., which includes the exclusive use of all of Lucyd’s intellectual property, including our core product line, Lucyd Lyte®, and has also licensed the right to sell branded smart eyewear under the Nautica®, Eddie Bauer®, and Reebok® brands.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2024 (which has been derived from audited financial statements) and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 24, 2025.

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Investments

As of December 31, 2024, the Company held investments in U.S. Treasury bills, which were purchased in September 2024 and matured in March 2025. These investments were classified as “held-to-maturity” and, as of December 31, 2024, were recorded at amortized cost of $4,895,184 in the accompanying condensed balance sheet. The aggregate fair value of these investments as of December 31, 2024, based on quoted prices (unadjusted) in active markets for identical assets, was $4,957,750. Upon maturity of these investments, the Company recognized a realized gain $104,816 for the six months ended June 30, 2025.

As of June 30, 2025, the Company held investments in U.S. Treasury bills, which were purchased in April 2025 and mature in October 2025. These investments are classified as “held-to-maturity” and, as of June 30, 2025, are recorded at amortized cost of $1,285,263 in the accompanying condensed balance sheet. The aggregate fair value of these investments, based on quoted prices (unadjusted) in active markets for identical assets, is $1,284,894 as of June 30, 2025.

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

A roll forward of the allowance for credit losses for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Balance at January 1	$30,966	$25,772
Bad debt expense (recovery)	7,745	(3,687)
Write-offs	(87)	-
Other	87	217
Balance at June 30	$38,711	$22,302

Inventory

Our inventory predominantly consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Also included within inventory at June 30, 2025 was $30,360 of electronic components purchased from a third-party supplier for use by our manufacturer in their future production of our eyewear; there were no such comparable amounts in inventory at December 31, 2024.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 as of both June 30, 2025 and December 31, 2024.

During the three and six months ended June 30, 2025, the Company recorded $112,372 and $244,695, respectively, to cost of goods sold for inventory adjustments related to shrinkage and obsolescence.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the three months ended June 30, 2025 and 2024, we recognized $7,500 of revenue for each period, that was included in the contract liability balances as of January 1, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we recognized $15,000 of revenue for each period, that was included in the contract liability balances as of January 1, 2025 and 2024, respectively.

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

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers that purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $3,029 and $2,401 as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, we recognized $908 and $1,938 of revenue that was included in the contract liability balance as of January 1, 2025.

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

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns as well as review of individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $6,047 and $15,746 as June 30, 2025 and December 31, 2024, respectively.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the three months ended June 30, 2025, the Company entered into warrant inducement transactions for gross proceeds of approximately $4.0 million, and also received gross proceeds of approximately $2.6 million from unsolicited warrant exercises (see Note 9 for details). The Company has also entered into agreements with related parties, under which the Company may make net borrowings of up to $0.75 million (see Note 6 for details); as of June 30, 2025, the Company has not borrowed any amounts under such agreements. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

NOTE 4 – INCOME TAX PROVISION / BENEFIT

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded an income tax provision or benefit for the three and six months ended June 30, 2025 and 2024 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – TANGIBLE AND INTANGIBLE ASSETS

	June 30,	December 31,
Property & Equipment	2025	2024
Mobile Kiosk Display	$175,974	$162,940
Computer Equipment	44,901	44,901
Office Equipment	12,991	12,991
Internal-Use Software and Website Costs	53,300	77,196
Property and equipment, gross	287,166	298,028
Less: Accumulated depreciation	(228,836)	(190,466)
Property and equipment, net	$58,330	$107,562

Depreciation expense for the three months ended June 30, 2025 and 2024 was $17,168 and $38,292, respectively.

Depreciation expense for the six months ended June 30, 2025 and 2024 was $38,370 and $59,951, respectively.

	June 30,	December 31,
Finite-lived intangible assets	2025	2024
Patent Costs	$553,122	$534,002
Less: Accumulated amortization	(118,079)	(82,700)
Intangible assets, net	$435,043	$451,302

Amortization expense for the three months ended June 30, 2025 and 2024 was $22,707 and $7,843, respectively.

Amortization expense for the six months ended June 30, 2024 and 2024 was $35,379 and $15,297, respectively.

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

During the three months ended June 30, 2025 and 2024, the Company incurred $35,000 in each respective period under the management services agreement. During the six months ended June 30, 2025 and 2024, the Company incurred $70,000 in each respective period under the management services agreement.

Rent of Office Space

Under an agreement between the Company and Tekcapital, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $30,000 and $23,274 of expense related to this month-to-month arrangement for the three months ended June 30, 2025 and 2024, respectively, and recognized $69,653 and $46,505 of expense related to this month-to- month arrangement for the six months ended June 30, 2025 and 2024, respectively.

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

In May 2025, Tekcapital Europe, Ltd. borrowed $250,000 under this agreement; subsequently in June 2025, Tekcapital Europe, Ltd. repaid such borrowing in full along with $2,503 of interest. As of June 30, 2025, there was no balance outstanding under this agreement.

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

The aggregate future minimum payments due under these license agreements are as follows:

Remainder of 2025	$40,000
2026	834,000
2027	1,290,000
2028	1,543,000
2029	1,778,000
Thereafter (through 2033)	8,129,000
Total	$13,614,000

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

The Company recognized $146,634 and $61,160 of expense related to all license agreements for the three months ended June 30, 2025 and 2024, respectively, and recognized $279,970 and $122,321 of expense for the six months ended June 30, 2025 and 2024, respectively.

Long-Term Payment Plan for Information Technology System and Services

The Company has entered into a long-term payment plan agreement with Oracle for the payment of costs related to the implementation of the Company's new ERP system (which went live in April 2025) and related cloud services. Under this agreement, the Company is obligated to make payments of $4,035 per month through July 1, 2027. As of June 30, 2025, the Company's remaining obligation under this arrangement was $100,882, of which $48,424 is included within Accounts payable and accrued expenses in the accompanying condensed balance sheet, and $52,428 is reflected within Non-Current Liabilities in the accompanying condensed balance sheet.

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

International Trade and Tariffs

Beginning in April of 2025, the U.S. government announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. These recent developments have negatively impacted our results of operations. Due to their evolving nature, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.

We are actively monitoring the ongoing tariff and international trade developments, and continue to evaluate the potential impacts to our business, cost structure, supply chain, and the broader economic environment. We have taken actions and developed contingency plans to mitigate the negative impacts of tariffs on our results, but cannot provide any assurance that such actions and strategies will be successful.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding stock options as of and during the six months ended June 30, 2025 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2025	83,800	37.21	2.33
Granted	-	-
Exercised	-	-
Forfeited / Expired	(30,063)	71.08
As at June 30, 2025	53,737	18.26	2.95
Exercisable as at June 30, 2025	41,556	19.40	2.89

During the three and six months ended June 30, 2025, we recognized expense related to stock options of $31,811 and $68,457, respectively. As of June 30, 2025, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero, and unrecognized stock option expense of approximately $65,000 remains to be recognized over the next 0.51 years.

Stock Grants

Effective April 1, 2024, pursuant to the terms of a brand ambassador agreement, we issued to an individual 4,500 shares of our common stock as compensation for the first year of the agreement. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690, which was recognized as expense on a straight-line basis from April 1, 2024 through March 31, 2025. We recognized $5,423 of expense for the three and six months ended June 30, 2024, $0 for the three months ended June 30, 2025, and $5,423 for the six months ended June 30, 2025, relative to this stock grant.

Effective April 1, 2025, pursuant to the terms of a brand ambassador agreement, we issued to the same individual 11,539 shares of our common stock as compensation for the second year of the agreement. The value of this consideration transferred, measured using the fair value of our common stock at the date of issuance, was $30,000, which is being recognized as expense on a straight-line basis from April 1, 2025 through March 31, 2026. We recognized $7,500 of expense for the three and six months ended June 30, 2025 relative to this stock grant.

Restricted Stock Units

During the three and six months ended June 30, 2025, we recognized $132,903 and $273,832 of expense, respectively, related to restricted stock units that were awarded to the Company’s officers, management, and non-management employees in the fourth quarter of 2024. As of June 30, 2025, unrecognized restricted stock unit expense of approximately $1,124,000 remains to be recognized over of the next 2.07 years.

During the three and six months ended June 30, 2024, we recognized $5,075 and $10,150 of expense, respectively, related to restricted stock units that were awarded to an influencer in 2023. As of December 31, 2024, no expense remained to be recognized related to this award.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses (as described below). The net proceeds received by the Company from this transaction amounted to approximately $1.5 million, which the Company intends to use for working capital and general corporate purposes.

H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 44,639 shares of common stock. These placement agent warrants are immediately exercisable, have a term of five and one-half years following the effective date of the Resale Registration Statement, and have an exercise price of $3.25 per share.

The Resale Registration Statement was subsequently filed with the SEC on Form S-1 on May 9, 2025, and became effective on May 19, 2025.

June 2025 Warrant Inducement Transaction

On June 20, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 746,782 shares of the Company’s common stock, which were originally issued to the holders on April 14, 2025, having an original exercise price of $2.60 per share. As of June 30, 2025, 254,282 of these shares were held in abeyance and not considered outstanding; in compliance with a beneficial ownership limitation provision, such shares will be held in abeyance until the Company receives notice from the investor that the remaining shares may be issued.

Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at an exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series I warrants to purchase up to an aggregate 2,240,346 shares of common stock, each at a purchase price of $0.125 per warrant. The Series I warrants have an exercise price of $2.60 per share, are exercisable immediately upon issuance, and have a term of exercise equal to eighteen (18) months following the effective date of the Resale Registration Statement (as defined in the applicable agreements).

This transaction closed on June 24, 2025, and the gross proceeds to the Company were approximately $2.2 million prior to deducting placement agent fees and offering expenses (as described below). The net proceeds received by the Company from this transaction amounted to approximately $1.9 million, which the Company intends to use for working capital and general corporate purposes.

HCW acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 56,009 shares of common stock. These placement agent warrants are immediately exercisable, will expire on June 20, 2030, and have an exercise price of $3.25 per share.

The Resale Registration Statement was subsequently filed with the SEC on Form S-1 on July 18, 2025, and became effective on July 28, 2025.

Other Warrant Activity

During the three months ended June 30, 2025, certain holders of the Company’s Series G and Series H warrants exercised such warrants to purchase an aggregate of 986,532 shares of the Company’s common stock at an exercise of $2.60 per share, resulting in gross cash proceeds to the Company of approximately $2.6 million.

In connection with the above, and pursuant to the terms of an engagement agreement between the Company and HCW originally dated April 2, 2024, and subsequently amended on September 22, 2024 and March 21, 2025, the Company paid HCW aggregate cash fees of approximately $0.3 million, and also issued to HCW or its designees various placement agent warrants to purchase up to 80,139 shares of common stock, with exercise prices ranging from $3.25 to $6.25.

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

The 254,282 shares held in abeyance as of June 30, 2025 from the June 24, 2025 warrant inducement transaction (see Note 9) were included in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2025, since no additional consideration is due upon issuance of the shares.

The calculation of net earnings/(loss) per share is as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic and diluted:
Net loss	$(2,106,094)	$(1,948,399)	$(3,884,797)	$(3,919,710)
Weighted-average number of common shares	3,214,790	1,044,211	2,836,222	896,685
Basic and diluted net loss per common share	$(0.66)	$(1.87)	$(1.37)	$(4.37)

NOTE 11 – SUBSEQUENT EVENTS

Tax Law Changes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

Intellectual Property Assignment Agreement

The Company previously entered into certain exclusive License Agreements dated April 1, 2020 and September 15, 2021, having Addenda dated October 5, 2021 and December 7, 2021 (herein the “Licenses”) with Lucyd Ltd., a subsidiary of one of the Company’s largest stockholders. On August 12, 2025, Lucyd Ltd. executed an Intellectual Property Assignment Agreement to confirm that all registered intellectual property rights under the Licenses, to the extent they have not previously been assigned to the Company in previously executed assignments, are irrevocably assigned to the Company, and that all unregistered intellectual property rights and other assets that were licensed exclusively to the Company under the Licenses are also irrevocably assigned to the Company. As such, the Company has acquired full ownership of all registered and unregistered intellectual property and assets that were previously exclusively licensed to the Company from Lucyd Ltd., and the Licenses are no longer necessary, thus Lucyd Ltd. and the Company mutually agreed to terminate the Licenses.

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

Overview

Executive Summary and Outlook

●	We achieved strong top-line growth in the second quarter of 2025; revenues for the three months ended June 30, 2025 increased by 88% as compared to the comparable period in 2024, and revenues for the six months ended June 30, 2025 increased by 49% as compared to the comparable period in 2024. This significant growth in revenues reflects growing consumer demand for our products, especially our Lucyd Armor smart safety glasses line. Priced at $129 retail and $65 wholesale, the Lucyd Armor product has emerged as the Company’s first highly successful SKU (stock-keeping unit), meeting user needs in new ways at a universally-acceptable price point. The success of the Lucyd Armor product is denoted by the Company’s most widely-viewed piece of content ever, a “viral” influencer video on Instagram which was viewed over 16,000,000 times in the month of July 2025.

●	Over the past twelve months, we have brought three strong new product lines to market – including Lucyd Armor smart safety glasses, Lucyd Lyte 2025 Edition smartglasees, and most recently Reebok® Powered by Lucyd sport smart sunglasses. The successful launch of Reebok® Powered by Lucyd contributed to the growth in our sales volumes in the second quarter of 2025, and has accelerated retailer interest in our products – demonstrated by the early placements of the Reebok frames into Reebok.com, Kits.com (one of the largest eyewear e-commerce retailers worldwide), and in the TM:RW department store in Times Square of New York City.

●	Our gross profit margin for the second quarter of 2025 was -2%, compared to 18% in the three months ended June 30, 2024. This decrease of approximately 20 percentage points was primarily attributable to significantly higher custom duties and tariffs imposed on goods imported into the U.S. We have taken various actions during the second quarter to mitigate the impacts of these tariffs going forward, and have put additional contingency plans in place that we can employ if the international trade and tariff situation materially changes. The Company is aggressively responding to tariff challenges with a multi-pronged approach, as described in further detail under “International Trade and Tariffs” below.

●	Other operating expenses increased modestly by 6% in the second quarter of 2025 as compared to the comparable period in 2024, largely driven by advertising costs and other selling-related fees linked to our higher sales volumes. Despite this, the Company maintains its belief that it can scale revenues faster than overhead, as many of our general, administrative, and overhead type expenses are fixed or semi-fixed in nature.

●	Finally, we believe that the success of the Lucyd Armor product line to date indicates that that delivering smart eyewear for specific user niches can be a significant differentiator. With our experience developing dozens of SKUs of smart eyewear, we are well positioned to address specific user needs in the sport, safety, and general optical categories, while our competitors may only have the resources to focus on a single category. The greater than expected demand for the unique Lucyd Armor product has led us to start to develop alternate variants for that product line, in order to address a wider range of safety glass users.

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

●	Our core product line, Lucyd Lyte (which includes the Lyte XL units), was first introduced in 2021 and continues to grow and expand with the ongoing addition of new styles and multiple technological upgrades and advancements. The Company is continuously iterating and improving its frame lineup, offering a mixture of “Lucyd icons” (styles that have consistently performed well since the introduction of Lucyd Lyte) and new styles seasonally to align with market trends and evolving consumer demand. We currently offer 9 different models under the Lucyd Lyte collection.

●	In January 2024, we launched the Nautica® Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo. This collection introduced the Company’s first “global fit” style, which supports low nose bridge customers.

●	In April 2024, we launched the Eddie Bauer® Powered by Lucyd smart eyewear collection in four different styles, which showcases the first-to-market rimless smart eyewear design. We believe the Eddie Bauer collection is the Company’s most premium product to date, and features brushed titanium hardware, improved sound quality, and includes the patent-pending Lucyd dock with every unit.

●	In October 2024, we launched the Lucyd Armor line, an ANSI-certified smart safety glass designed for all-day wear. This product line provides all the powerful features of Lucyd eyewear in a stylish safety wrap. Lucyd Armor smart safety glasses have been certified to meet safety standards in the U.S., Canada, United Kingdom, and European Union.

●	In April 2025, we launched the Reebok® Powered by Lucyd sport smart sunglasses collection in eight different styles. This collection features custom high-fidelity speakers, powerful amplifiers, and equalizers specifically tuned for outdoor activities and sports environments.

●	We plan to launch new versions of Lucyd Armor and the Reebok® Powered by Lucyd premium optical collection in the fourth quarter of 2025.

Our current product portfolio consists of 30 different models across the traditional, sport, and safety categories. Most styles are available with 100+ different lens and prescription options, resulting in thousands of sellable variations of products currently available. With Lucyd Lyte and our Nautica® and Eddie Bauer® lines (traditional), Reebok® (sport), and Lucyd Armor (safety), we believe we are the first smart-eyewear company with products concurrently in traditional, sport, and safety eyewear. Our brand partnerships enable us to offer a more diversified product portfolio and help us reach distinct consumer segments and demographics (for example, Nautica® skews more fashion-forward than Lucyd Lyte, Eddie Bauer® reaches an older demographic, and Reebok® attracts younger, more active customers).

Software and Apps

The Lucyd app, available for iOS and Android, is a free application that enables the user to converse with the extremely popular ChatGPT AI language model on our glasses, to instantly gain the benefit of one of the world’s most powerful AI assistants in a hands-free ergonomic interface. First launched in 2023, the app deploys a powerful and unique Siri and Bixby integration with the Open AI API for ChatGPT, developed internally by the Company. The Company has filed a patent application related to this software.

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

In February 2025, we updated the Lucyd app’s Walkie feature, enabling premium subscribers access to secure and private walkie channels, providing businesses and organizations with a powerful tool to communicate confidentially and seamlessly through Lucyd smart eyewear. In May 2025, we announced additional updates to the Lucyd app, including new voice prompts and further enhancements for the app’s Walkie feature. We plan to launch more new features for the Lucyd app in the future, such as an audio equalizer enabling the user to optimize sound output for different types of content such as calls and podcasts, translation features, and touch control customizations.

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

During the first half of 2025, in order to support the launch and expansion of our Reebok® Powered by Lucyd and Lucyd Armor lines, we expanded our sales team with the addition of two new sales directors. One of these individuals brings 15 years of experience in optical sales, and has joined to support our expansion into key optical accounts and regional chains. The other individual has a multi-decade career in hardware and power tool sales, and has joined to support our pursuit of brick-and-mortar and e-commerce placements for the Lucyd Armor line.

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

Customer Ratings (B2C)

The Company’s latest products are receiving higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality, and build quality. For example, our new Reebok styles carry a 4.5/5 rating on Amazon. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

International Trade and Tariffs

Beginning in April of 2025, the U.S. government has announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. These tariffs had a negative impact on our results of operations (more specifically, our gross profit margins) for the three and six months ended June 30, 2025.

During the second quarter of 2025, we took actions to mitigate the negative impacts of the tariffs, including diversifying our logistics network and modifying our product fulfilment and replenishment model. More specifically, our multi-pronged approach to respond to tariff challenges includes the following:

●	We opened three new fulfillment centers (in Europe, Canada, and the Shenzhen special economic zone of China) to improve the fluidity of our international factory direct business (which is not subject to U.S. tariffs), and are working to rapidly expand this business unit with regional resellers.

●	We are working to expand our lowest cost product line (Lucyd Armor) and are developing a new discounted optical line (for launch in the first half of 2026) to remain extremely competitive with traditional eyewear and other smart eyewear.

●	We have conducted a thorough investigation of alternatives to Chinese manufacturing in the event that tariffs make manufacturing there untenable. Although this has not yet come to pass, the Company is prepared to shift manufacturing to Taiwan and/or Vietnam if necessary, and has developed contingency plans to do so.

●	We instituted a minor price increase of $15 to most custom lens orders to help mitigate new tariff expenses. This modest increase is easily absorbed by customers and our lens pricing remains highly competitive with brick-and-mortar opticians.

While our actions taken to date are expected to result in improvements in gross profit margins in subsequent quarters, the current international geopolitical climate related to tariffs is fluid and continues to evolve. We are actively monitoring the ongoing tariff and trade policy developments, and continue to evaluate the potential impacts to our business, cost structure, supply chain, and the broader economic environment. We have developed contingency sourcing options in Southeast Asia should the U.S.-China tariff conditions materially change.

Due to the evolving nature of the situation related to tariffs, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.

Results of Operations - Quarterly

The following table summarizes our results of operations for the three months ended June 30, 2025 (the “current quarter”) and the three months ended June 30, 2024 (the “prior year quarter”):

	Three months ended June 30, 2025		Three months ended June 30, 2024		Change
Revenues, net	$579,230	100%	$308,682	100%	$270,548	88%
Less: Cost of Goods Sold	(591,895)	102%	(253,506)	82%	(338,389)	133%
Gross (Deficit) Profit	(12,665)	-2%	55,176	18%	(67,841)	n/m

Operating Expenses:
General and administrative	(1,310,865)	226%	(1,295,299)	420%	(15,566)	1%
Sales and marketing	(544,318)	94%	(442,433)	143%	(101,885)	23%
Research and development	(268,224)	46%	(256,802)	83%	(11,422)	4%
Related party management fee	(35,000)	6%	(35,000)	11%	-	0%
Total Operating Expenses	(2,158,407)	373%	(2,029,534)	657%	(128,873)	6%

Other Income (Expense), net	64,978	-11%	25,959	-8%	39,019	150%

Net Loss	$(2,106,094)	364%	$(1,948,399)	631%	$(157,695)	8%

Revenues

Our revenues for the three months ended June 30, 2025 were $579,230, representing an increase of 88% as compared to revenues of $308,682 during the three months ended June 30, 2024. This increase is primarily attributable to significant volume increases, partially offset by the impacts of higher discounts on products sold.

The significant volume increases are largely driven by our recent new product launches (including the Lucyd Armor product line which launched in October 2024, and the cobranded Reebok® Powered by Lucyd collection which launched in April 2025). The Lucyd Armor product line has emerged as the Company’s first highly successful SKU, and represented nearly half of our total units sold during the current quarter. At the same time, the recently launched Reebok® Powered by Lucyd frames are being extremely well-received by customers, with strong ratings on Lucyd.co and Amazon indicating satisfaction. The new Reebok product notably has our best audio quality to-date by a wide margin, thanks to the results of the new audio engineering team. Our continued investments in marketing and advertising initiatives, as well as increased public interest and growth in smartglasses and the wearable products category overall, also helped drive growth in consumer demand for our products and ultimately contributed to this increase in number of units sold.

The higher discounts in the current quarter were driven by planned promotions due to the fact that we have found that the second quarter of the calendar year is typically a slower season for glasses, as many customers like to upgrade their eyewear at the beginning of the year, beginning of the school year, or during the holiday season. In order to address this seasonal pattern and increase sales during this timeframe, our 2025 promotional calendar concentrated a number of attractive offers in the second quarter of the year, such as “holiday shop” discounts for the start of summer, whereby customers receive an automatic discount based on their cart size. This has proven to be an effective promotion.

For the three months ended June 30, 2025, approximately 56% of sales were processed on our online store (Lucyd.co), 41% on Amazon.com, and 2% through reseller partners, with 1% of our net revenues generated from Lucyd “Pro” app subscriptions. The decline in the proportional share of reseller sales versus the prior year quarter reflects the combination of (i) the uncertainty of the current economic environment in light of the current tariff and international trade situation and (ii) an intentional shift by the Company away from small optical accounts and the timing of purchase orders from prospective big-box and home-improvement retailers currently under evaluation. For the three months ended June 30, 2025, we generated an aggregate of $423,185 of revenue from sales of non-prescription smartglasses and accessories, $152,827 from sales of smartglasses with prescription lenses, and $3,218 of revenue from app subscriptions. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while $152,827 of the online sales generated through Lucyd.co was related to smartglasses with prescription lenses.

For the three months ended June 30, 2024, approximately 59% of sales were processed on our online store (Lucyd.co), 25% on Amazon.com, and 16% through reseller partners. For the three months ended June 30, 2024, we generated $227,545 of revenue from sales of non-prescription smartglasses and accessories, and $81,137 from sales of smartglasses with prescription lenses. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while $81,137 of the online sales generated through Lucyd.co was related to smartglasses with prescription lenses.

Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for future growth in the long-term. To date, we believe e-commerce has been best suited to sell smart eyewear because of the enhanced product exposure opportunity compared to product on a shelf in a physical store – as online, prospective customers are able to learn more about products, conduct virtual try-ons, and comparison shop across the web with ease. However, we anticipate that as smart eyewear becomes a more normalized product category and becomes more common for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector. We have already started to see major retailers begin to offer smart eyewear in-store. With the success of the recently-launched Lucyd Armor smartglasses for the safety/industrial segment, which represents a growing market in which we currently have little or no direct competition, and the recent launch of Reebok® Powered by Lucyd smartglasses for the sport/active lifestyle segment, we believe we are very well positioned to generate significant revenue growth in the latter half of 2025. In order to support the launch and expansion of our Reebok® Powered by Lucyd and Lucyd Armor lines, we recently expanded our sales team with the addition of individuals who have significant experience in optical sales and hardware sales. In addition, and in light of the current tariff situation, we also plan to focus more on international expansion during the current year.

Cost of Goods Sold

Our total cost of goods sold increased to $591,895 for the three months ended June 30, 2025, as compared to $253,506 for the prior year quarter. This year-over-year increase of 133% was primarily driven by a combination of volume increases, and significantly higher custom duties, tariffs, and importation (freight-in) costs, partially offset by lower product sourcing costs for both frames and prescription lenses.

Incremental custom duties and tariff costs accounted for the vast majority of the year-over-year increase in cost of goods sold, as a result of the new or increased tariffs imposed on goods imported from various countries to the U.S., and our first large-scale U.S. import of Lucyd smart eyewear in the current quarter. We also incurred significantly higher shipping costs during the current quarter to import large quantities of product using faster shipping methods, in order to move those goods into the U.S. before increased tariff rates went into effect. Subsequent to the initial shipments, we took actions to mitigate the impact of these tariffs; by leveraging fast-track activation of bonded third-party logistics facilities in Shenzhen, Montreal, and Rotterdam, and by switching to a just-in-time U.S. inventory replenishment model, we reduced our current quarter-to-date dutiable volume by approximately 70 % after the initial shipments. As a result, by the end of the quarter, we had reduced our tariff expense to a run rate of less than $15,000 per month, which is expected to restore gross profit margins to a level consistent with our pre-tariff business plan. Management continues to monitor trade policy and has contingency sourcing options in Southeast Asia should the U.S.-China tariff conditions materially change.

The decrease in unit sourcing costs for frames as compared to the prior year quarter was primarily attributable to the combination of:

(i.)	realization of greater economies of scale – i.e., smart eyewear is a highly specialized product that is expensive to manufacture in smaller quantities, but over time as our manufacturing order volumes have grown, our cost per unit has decreased; and

(ii.)	improvements in product price/mix – i.e., a significant portion of the units sold in the current quarter were from our newer product lines, which have a lower manufacturing cost than our other product lines (as they are designed differently and have fewer components).

The decrease in lens fulfilment costs per unit was attributable to actions taken by management in 2024 to better manage these costs, including:

(i.)	the launch of Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer; and

(ii.)	the engagement of a new lower-cost lens supplier based in Miami, Florida.

Cost of goods sold for the three months ended June 30, 2025 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $494,236; the cost of prescription lenses incurred with our third-party vendor of $71,097; and commissions, affiliate referral fees, and e-commerce platform fees of $28,209. Cost of goods sold for the three months ended June 30, 2024 included but was not limited to the cost of frames (inclusive of inventory adjustments) of $146,033; the cost of prescription lenses incurred with our third-party vendor of $54,714; and commissions, affiliate referral fees, and e-commerce platform fees of $27,205.

Gross (Deficit) Profit

We had a gross deficit for the current quarter of $(12,665), as compared to a gross profit of $55,176 for the prior year quarter. Our gross profit margin was -2% in the current quarter and 18% in the prior year quarter, representing a decrease of approximately 20 percentage points from the prior year period. This decrease in profitability was predominantly attributable to the aforementioned impact of tariffs and importation costs, and to a lesser extent was also driven by the aforementioned higher discounts stemming from planned promotions during the current quarter. Such impacts were partially offset by the product sourcing cost improvements described above.

As previously discussed, management took decisive actions during the current quarter regarding diversification of our supply chain and logistics network to significantly reduce our dutiable volume and monthly tariff expenses. These actions are expected to result in improvements in gross profit margins in subsequent quarters as compared with the current quarter. Management continues to monitor trade policy and has contingency sourcing options in Southeast Asia should the U.S.-China tariff conditions materially change.

In the near to medium term, we anticipate further growth in revenues in future quarters, largely in part due to the recent launch of our new Reebok® Powered by Lucyd product line, and the introduction of further variants of the popular Lucyd Armor product, along with corresponding growth in total cost of goods sold. We are also continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing only on the highest volume, market-tested styles.

The optical retail market is highly fragmented and influenced by vision insurance reimbursement, which historically supports higher retailer gross margins on conventional frames. Smart eyewear carries a higher component and service cost structure, which can result in lower retailer margins at consumer price points we believe are required to broaden adoption. Large national retailers are only just now recognizing smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. As a result, we are now prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores. In the near term, we expect e-commerce channels (Lucyd.co and Amazon) to remain a larger proportional share of our revenue while we build additional sell-through evidence, secure retailer-specific merchandising, and obtain additional certifications. As national retail programs are finalized and set in stores, we expect wholesale contribution to increase over time. We believe that in the long term, the majority of our business will ultimately come from frame sales to distributors and eyewear retailers. We anticipate that the launches of new product lines in the latter half of 2025 will help us progress towards our long-term goal of shifting our sales mix more towards the wholesale channel, which should bring consistent, large-scale orders with minimal marketing costs.

Operating Expenses

Our operating expenses increased by 6% to $2,158,407 for the three months ended June 30, 2025, as compared to $2,029,534 for the three months ended June 30, 2024. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $15,566 or approximately 1% to $1,310,865 for the three months ended June 30, 2025, as compared to $1,295,299 for the prior year quarter. This slight increase was mainly attributable to a combination of multiple factors, including (i) higher compensation and benefit costs (approximately $192,000), (ii) an increase in legal costs of approximately $74,000, (iii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $85,000, and (iv) higher IT and software costs (approximately $82,000). These higher costs were largely offset by (i) the fact that in the prior year quarter we made a one-time release payment of $325,000 to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings, (ii) reductions in investor relations costs of approximately $51,000, and (iii) reductions in other corporate costs.

Non-cash expenses – including depreciation, amortization, and stock-based compensation – comprised approximately 6% and 11% of our total general and administrative expenses in the current quarter and prior year quarter, respectively.

The Company maintains a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, professional services, etc.); as such, our general and administrative expenses are generally not expected to scale up significantly as our revenue increases over time. One key exception to this is the expense related to our multi-year license agreements which grant us the right to sell certain branded smart eyewear; these agreements require us to pay royalties based on a percentage of net retail and wholesale sales, and also require increasing guaranteed minimum royalty payments over their terms.

Sales and marketing expenses

Our sales and marketing expenses increased $101,885 or approximately 23% to $544,318 for the three months ended June 30, 2025 from $442,433 for the three months ended June 30, 2024. This increase was mainly due to a combination of (i) higher platform / selling fees, as a result of higher sales volumes, and (ii) higher advertising costs, largely related to the launch of our new Reebok® Powered by Lucyd product line during the current quarter.

In the near to medium term, we expect that our sales and marketing expenses will scale up as our revenue grows. From a long-term perspective, we anticipate that increases in sales and marketing expenses will be mitigated somewhat by our plan to grow our business in the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and does not require the platform / selling fees associated with e-commerce sales, and as a result typically carries a lower sales and marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs increased by $11,422 or approximately 4% to $268,224 for the three months ended June 30, 2025, as compared to $256,802 for the three months ended June 30, 2024, primarily due to product development cycle timing.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended June 30, 2025 and 2024, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $64,978 in the current quarter and $25,959 in the prior year quarter. These amounts were primarily comprised of dividends from our investments in money market funds. The increase in other income (expense), net from the prior year quarter to the current quarter was primarily attributable to higher average investment balances in the current quarter.

Results of Operations – Year to Date

The following table summarizes our results of operations for the six months ended June 30, 2025 (the “current six months”) and the six months ended June 30, 2024 (the “prior year six months”):

	Six months ended June 30, 2025		Six months ended June 30, 2024		Change
Revenues, net	$1,033,731	100%	$692,153	100%	$341,578	49%
Less: Cost of Goods Sold	(825,863)	80%	(630,026)	91%	(195,837)	31%
Gross Profit	207,868	20%	62,127	9%	145,741	235%

Operating Expenses:
General and administrative	(2,402,213)	232%	(2,404,245)	347%	2,032	0%
Sales and marketing	(1,331,718)	129%	(1,103,728)	159%	(227,990)	21%
Research and development	(478,800)	46%	(473,103)	68%	(5,697)	1%
Related party management fee	(70,000)	7%	(70,000)	10%	-	0%
Total Operating Expenses	(4,282,731)	414%	(4,051,076)	585%	(231,655)	6%

Other Income (Expense), net	190,066	18%	69,239	10%	120,827	175%
Interest Expense	-	0%	-	0%	-	n/m
Total Other Income (Expense), net	190,066	18%	69,239	10%	120,827	175%

Net Loss	$(3,884,797)	376%	$(3,919,710)	566%	$34,913	-1%

Revenues

Our revenues for the six months ended June 30, 2025 were $1,033,731, representing an increase of 49% as compared to revenues of $692,153 during the six months ended June 30, 2024. This increase is primarily attributable to significant volume increases, as well as improved pricing on products sold.

The year-over-year volume increases are largely reflective of new product launches over the past year (including the cobranded Nautica® Powered by Lucyd and Eddie Bauer® Powered by Lucyd collections which were launched in January 2024 and April 2024, respectively, the Lucyd Armor product line which launched in October 2024, and the cobranded Reebok® Powered by Lucyd collection which launched in April 2025). Demand for the unique Lucyd Armor product line has been greater than expected since launch, and Lucyd Armor has emerged as the Company’s first highly successful SKU. The recent Reebok® launch importantly brings an entirely new customer and sales category to the Company – athletics and sporting goods – which we believe should grow faster and in a more centralized fashion than the optical business. Our continued investments in marketing and advertising initiatives, as well as increased public interest and growth in smartglasses and the wearable products category overall, also helped drive growth in consumer demand for our products and ultimately contributed to this increase in number of units sold.

The aforementioned improvements in pricing are primarily attributable to adjustments to our product pricing and Manufacturer’s Suggested Retail Price implemented in 2024, which were aimed at enhancing profitability and attracting distributors to manage our wholesale channel. We believe there is growing customer recognition of the quality and value proposition of our recent new product launches, which support our long-term growth objectives. These factors, plus various promotional efforts outside of traditional pay-per-click e-commerce ads, resulted in increased AOV (average order value) compared to the prior year six months.

For the six months ended June 30, 2025, approximately 55% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 4% through reseller partners, with 1% of our net revenues generated from Lucyd “Pro” app subscriptions. The decline in the proportional share of reseller sales versus the prior year quarter reflects the combination of (i) the uncertainty of the current economic environment in light of the current tariff and international trade situation and (ii) an intentional shift by the Company away from small optical accounts and the timing of purchase orders from prospective big-box and home-improvement retailers currently under evaluation. For the six months ended June 30, 2025, we generated an aggregate of $714,251 of revenue from sales of non-prescription smartglasses and accessories, $313,432 from sales of smartglasses with prescription lenses, and $6,048 of revenue from app subscriptions. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while $313,432 of the online sales generated through Lucyd.co was related to smartglasses with prescription lenses.

For the six months ended June 30, 2024, approximately 63% of sales were processed on our online store (Lucyd.co), 28% on Amazon.com, and 9% through reseller partners. For the six months ended June 30, 2024, we generated $500,287 of revenue from sales of non-prescription smartglasses and accessories, and $191,866 from sales of smartglasses with prescription lenses. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while $191,866 of the online sales generated through Lucyd.co was related to smartglasses with prescription lenses.

Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, out of all of our sales channels, we believe that the wholesale optical channel represents the most promising opportunity for future growth in the long-term. To date, we believe e-commerce has been best suited to sell smart eyewear because of the enhanced product exposure opportunity compared to product on a shelf in a physical store – as online, prospective customers are able to learn more about products, conduct virtual try-ons, and comparison shop across the web with ease. However, we anticipate that as smart eyewear becomes a more normalized product category and becomes more common for prescription wear, major national eye care providers will begin to onboard smart eyewear products, and we believe we are the value leader in that sector. We have already started to see major retailers begin to offer smart eyewear in-store. With the success of the recently-launched Lucyd Armor smartglasses for the safety/industrial segment, which represents a growing market in which we currently have little or no direct competition, and the recent launch of Reebok® Powered by Lucyd smartglasses for the sport/active lifestyle segment, we believe we are very well positioned to generate significant revenue growth in the latter half of 2025. In order to support the launch and expansion of our Reebok® Powered by Lucyd and Lucyd Armor lines, we recently expanded our sales team with the addition of individuals who have significant experience in optical sales and hardware sales. In addition, and in light of the current tariff situation, we also plan to focus more on international expansion during the current year.

Cost of Goods Sold

Our total cost of goods sold increased to $825,863 for the six months ended June 30, 2025, as compared to $630,026 for the prior year six months. This year-over-year increase of 31% was primarily driven by a combination of volume increases, and significantly higher custom duties, tariffs, and importation (freight-in) costs, partially offset by lower product sourcing costs for both frames and prescription lenses, and also lower product certification costs.

Incremental custom duties and tariff costs accounted for the vast majority of the year-over-year increase in cost of goods sold, as a result of the new or increased tariffs imposed on goods imported from various countries to the U.S., and our first large-scale U.S. import of Lucyd smart eyewear in the current quarter. We also incurred significantly higher shipping costs during the current six months to import large quantities of product using faster shipping methods, in order to move those goods into the U.S. before increased tariff rates went into effect. Subsequent to the initial shipments, we took actions to mitigate the impact of these tariffs; by leveraging fast-track activation of bonded third-party logistics facilities in Shenzhen, Montreal, and Rotterdam, and by switching to a just-in-time U.S. inventory replenishment model, we reduced our current quarter-to-date dutiable volume by approximately 70 % after the initial shipments. As a result, by the end of the quarter, we had reduced our tariff expense to a run rate of less than $15,000 per month, which is expected to restore gross profit margins to a level consistent with our pre-tariff business plan. Management continues to monitor trade policy and has contingency sourcing options in Southeast Asia should the U.S.-China tariff conditions materially change.

The decrease in unit sourcing costs for frames as compared to the prior year six months was primarily attributable to the combination of:

(i.)	realization of greater economies of scale – i.e., smart eyewear is a highly specialized product that is expensive to manufacture in smaller quantities, but over time as our manufacturing order volumes have grown, our cost per unit has decreased; and

(ii.)	improvements in product price/mix – i.e., a significant portion of the units sold in the current quarter were from our newer product lines, which have a lower manufacturing cost than our other product lines (as they are designed differently and have fewer components).

The decrease in lens fulfilment costs per unit was attributable to actions taken by management in 2024 to better manage these costs, including:

(i.)	the launch of Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer; and

(ii.)	the engagement of a new lower-cost lens supplier based in Miami, Florida.

Cost of goods sold for the six months ended June 30, 2025 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $566,936; the cost of prescription lenses incurred with our third-party vendor of $139,148; commissions, affiliate referral fees, and e-commerce platform fees of $59,252; and shipping and logistics costs of $42,763. Cost of goods sold for the six months ended June 30, 2024 included but was not limited to the cost of frames (inclusive of inventory adjustments) of $327,407; cost of prescription lenses incurred with our third-party vendor of $157,782; commissions, affiliate referral fees, and e-commerce platform fees of $69,895; shipping and logistics costs of $40,668; and product certification costs of $29,100.

Gross Profit

Our gross profit for the current six months was $207,868, as compared to $62,127 for the prior year six months. Our gross profit margin was 20% in the current six months and 9% in the prior year six months, representing an increase of approximately 11 percentage points from the prior year period. This improvement in profitability was the primarily attributable to measures that we took in 2024 to reduce our costs per sale and increase our average order value, including changing lens suppliers, launching our own transitional lenses in place of branded third-party transitional lenses, obtaining price reductions from our frame suppliers as we have scaled up our production quantities, and engaging in a variety of promotional efforts outside of traditional pay-per-click e-commerce ads. These improvements were partially offset by the negative impacts of tariffs during the current six months.

In the near to medium term, we anticipate further growth in revenues in future quarters, largely in part due to the recent launch of our new Reebok® Powered by Lucyd product line, and the introduction of further variants of the popular Lucyd Armor product, along with corresponding growth in total cost of goods sold. We are also continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing only on the highest volume, market-tested styles.

The optical retail market is highly fragmented and influenced by vision insurance reimbursement, which historically supports higher retailer gross margins on conventional frames. Smart eyewear carries a higher component and service cost structure, which can result in lower retailer margins at consumer price points we believe are required to broaden adoption. Large national retailers are only just now recognizing smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. As a result, we are now prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores. In the near term, we expect e-commerce channels (Lucyd.co and Amazon) to remain a larger proportional share of our revenue while we build additional sell-through evidence, secure retailer-specific merchandising, and obtain additional certifications. As national retail programs are finalized and set in stores, we expect wholesale contribution to increase over time. We believe that in the long term, the majority of our business will ultimately come from frame sales to distributors and eyewear retailers. We anticipate that the launches of new product lines in the latter half of 2025 will help us progress towards our long-term goal of shifting our sales mix more towards the wholesale channel, which should bring consistent, large-scale orders with minimal marketing costs.

Operating Expenses

Our operating expenses increased by 6% to $4,282,731 for the six months ended June 30, 2025, as compared to $4,051,076 for the six months ended June 30, 2024. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses were $2,402,213 for the six months ended June 30, 2025, or essentially flat as compared to $2,404,245 for the prior year six months. This minimal overall change was mainly attributable to the net result of a combination of multiple factors, including (i) higher compensation and benefit costs (approximately $133,000), (ii) an increase in legal costs of approximately $73,000, (iii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $158,000, and (iv) higher IT and software costs (approximately $81,000). Partially offsetting these higher costs were (i) the fact that in the prior year six months we made a one-time release payment of $325,000 to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings, and (ii) reductions in investor relations costs of approximately $131,000.

Non-cash expenses – including depreciation, amortization, and stock-based compensation – comprised approximately 10% and 16% of our total general and administrative expenses in the current six months and prior year six months, respectively.

The Company maintains a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, professional services, etc.); as such, our general and administrative expenses are generally not expected to scale up significantly as our revenue increases over time. One key exception to this is the expense related to our multi-year license agreements which grant us the right to sell certain branded smart eyewear; these agreements require us to pay royalties based on a percentage of net retail and wholesale sales, and also require increasing guaranteed minimum royalty payments over their terms.

Sales and marketing expenses

Our sales and marketing expenses increased $227,990 or approximately 21% to $1,331,718 for the six months ended June 30, 2025 from $1,103,728 for the six months ended June 30, 2024. This increase was primarily driven by the combination of (i) higher advertising costs, largely related to the launch of our new Reebok® Powered by Lucyd product line during the current six months, and (ii) increased spending on events and trade shows, as we seek to grow and expand our network of potential B2B business partners. We continue to make significant investments in paid ads in order to build brand awareness, attract new customers, and increase our market share.

In the near to medium term, we expect that our sales and marketing expenses will scale up to some degree as our revenue grows. From a long-term perspective, we anticipate that increases in sales and marketing expenses will be mitigated somewhat by our plan to grow our business in the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and does not require the platform fees associated with e-commerce sales, and as a result typically carries a lower marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs were $478,800 for the six months ended June 30, 2025, as compared to $473,103 for the six months ended June 30, 2024, representing a year-over-year increase of approximately 1% or essentially flat compared to the prior year period.

Related party management fee

Our related party management fee was $70,000 for each of the six-month periods ended June 30, 2025 and 2024, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $190,066 for the six months ended June 30, 2025. This amount was primarily comprised of the combination of (i) realized gains on U.S. Treasury bills originally purchased in September 2024 which matured in March 2025 and (ii) dividends from our investments in money market funds.

Total other income (expense), net in the six months ended June 30, 2024 was $69,239. This amount was primarily comprised of dividends from our investments in money market funds, and, to a lesser extent, interest income earned on a short-term loan to a related party.

The increase in other income (expense), net from the prior year six months to the current six months was primarily attributable to higher average investment balances in the current year period.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, our cash and cash equivalents were approximately $7.6 million and $2.6 million, respectively.

As of June 30, 2025 and December 31, 2024, our total overall liquidity (cash and cash equivalents plus investments in short-term U.S. Treasury bills), which management believes provides a more accurate depiction of the Company’s liquidity and economic position, was approximately $8.9 million and $7.5 million, respectively.

Our working capital (current assets less current liabilities) was approximately $10.7 million and $8.5 million as of June 30, 2025 and December 31, 2024, respectively.

Beginning in April 2025, the U.S. government announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. These recent developments have negatively impacted our results of operations and caused us to have a gross deficit for the quarter ended June 30, 2025. We have taken actions and developed contingency plans to mitigate the negative impacts of tariffs on our results, but cannot provide any assurance that such actions and strategies will be successful. Given the recent impact on our results of operations caused by the tariffs, we may not have sufficient resources to continue to fund operations for the next twelve months without additional funding. However, given our ability to raise funds through our current at-the-market offering program with H.C. Wainwright & Co., or other financing options that we believe are in the best interest of, and on the best terms for, the Company and the availability to borrow funds via our related party agreement with Lucyd Ltd., we believe we will have sufficient liquidity to fund our operations for at least the next twelve months.

The Company did not have any debt obligations as of June 30, 2025 or December 31, 2024.

Cash Flow

	Six months ended June 30, 2025	Six months ended June 30, 2024
Net cash flows from operating activities	$(4,427,553)	$(3,396,689)
Net cash flows from investing activities	3,665,912	(113,811)
Net cash flows from financing activities	5,760,036	5,119,942
Net Change in Cash	$4,998,395	$1,609,442

Net cash flows used in operating activities for the six months ended June 30, 2025 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including sales and marketing activities, research and development, and employee-related costs. Cash flows from operating activities also reflect the impacts of increases in inventory levels to support future sales, annual royalty payments made to licensors for our cobranded products, and the payment of accounts payable and similar operating obligations that were accrued at December 31, 2024.

Net cash flows provided by investing activities for the six months ended June 30, 2025 are primarily attributable to the maturity and redemption of investments in 6-month U.S. Treasury bills totalling $5.0 million, and the investment in new 6-month U.S. Treasury bills totalling approximately $(1.3) million.

Net cash flows provided by financing activities for the six months ended June 30, 2025 are primarily attributable to warrant exercises and other equity transactions entered into during the current quarter (as described in more detail below), for which we received aggregate net proceeds of approximately $5.7 million.

Equity Transactions

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

This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses (as described below). The net proceeds received by the Company from this transaction amounted to approximately $1.5 million, which the Company intends to use for working capital and general corporate purposes.

H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 44,639 shares of common stock. These placement agent warrants are immediately exercisable, have a term of five and one-half years following the effective date of the Resale Registration Statement, and have an exercise price of $3.25 per share.

The Resale Registration Statement was subsequently filed with the SEC on Form S-1 on May 9, 2025, and became effective on May 19, 2025.

June 2025 Warrant Inducement Transaction

On June 20, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 746,782 shares of the Company’s common stock, which were originally issued to the holders on April 14, 2025, having an original exercise price of $2.60 per share. As of June 30, 2025, 254,282 of these shares were held in abeyance and not considered outstanding; in compliance with a beneficial ownership limitation provision, such shares will be held in abeyance until the Company receives notice from the investor that the remaining shares may be issued.

Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at an exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series I warrants to purchase up to an aggregate 2,240,346 shares of common stock, each at a purchase price of $0.125 per warrant. The Series I warrants have an exercise price of $2.60 per share, are exercisable immediately upon issuance, and have a term of exercise equal to eighteen (18) months following the effective date of the Resale Registration Statement (as defined in the applicable agreements).

This transaction closed on June 24, 2025, and the gross proceeds to the Company were approximately $2.2 million prior to deducting placement agent fees and offering expenses (as described below). The net proceeds received by the Company from this transaction amounted to approximately $1.9 million, which the Company intends to use for working capital and general corporate purposes.

HCW acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 56,009 shares of common stock. These placement agent warrants are immediately exercisable, will expire on June 20, 2030, and have an exercise price of $3.25 per share.

The Resale Registration Statement was subsequently filed with the SEC on Form S-1 on July 18, 2025, and became effective on July 28, 2025.

Other Warrant Activity

During the three months ended June 30, 2025, certain holders of the Company’s Series G and Series H warrants exercised such warrants to purchase an aggregate of 986,532 shares of the Company’s common stock at an exercise of $2.60 per share, resulting in gross cash proceeds to the Company of approximately $2.6 million.

In connection with the above, and pursuant to the terms of an engagement agreement between the Company and HCW originally dated April 2, 2024, and subsequently amended on September 22, 2024 and March 21, 2025, the Company paid HCW aggregate cash fees of approximately $0.3 million, and also issued to HCW or its designees various placement agent warrants to purchase up to 80,139 shares of common stock, with exercise prices ranging from $3.25 to $6.25.

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

However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, licenses, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. We expect a modest increase in marketing and retail-support expenses over the next twelve months, with such investments being discretionary and adjustable as needed. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. Geopolitical and macroeconomic factors could cause disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Co-Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Co-Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2025.

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2025, the Company issued certain warrants (i.e., Series G, Series H, and Series I warrants, along with associated placement agent warrants, all as described below). These warrants, and the shares issuable upon the exercise of such warrants, were sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses (as described below). The net proceeds received by the Company from this transaction amounted to approximately $1.5 million, which the Company intends to use for working capital and general corporate purposes.

H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 44,639 shares of common stock. These placement agent warrants are immediately exercisable, have a term of five and one-half years following the effective date of the Resale Registration Statement, and have an exercise price of $3.25 per share.

The Resale Registration Statement was subsequently filed with the SEC on Form S-1 on May 9, 2025, and became effective on May 19, 2025.

June 2025 Warrant Inducement Transaction

On June 20, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 746,782 shares of the Company’s common stock, which were originally issued to the holders on April 14, 2025, having an original exercise price of $2.60 per share. As of June 30, 2025, 254,282 of these shares were held in abeyance and not considered outstanding; in compliance with a beneficial ownership limitation provision, such shares will be held in abeyance until the Company receives notice from the investor that the remaining shares may be issued.

Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at an exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series I warrants to purchase up to an aggregate 2,240,346 shares of common stock, each at a purchase price of $0.125 per warrant. The Series I warrants have an exercise price of $2.60 per share, are exercisable immediately upon issuance, and have a term of exercise equal to eighteen (18) months following the effective date of the Resale Registration Statement (as defined in the applicable agreements).

This transaction closed on June 24, 2025, and the gross proceeds to the Company were approximately $2.2 million prior to deducting placement agent fees and offering expenses (as described below). The net proceeds received by the Company from this transaction amounted to approximately $1.9 million, which the Company intends to use for working capital and general corporate purposes.

HCW acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 56,009 shares of common stock. These placement agent warrants are immediately exercisable, will expire on June 20, 2030, and have an exercise price of $3.25 per share.

The Resale Registration Statement was subsequently filed with the SEC on Form S-1 on July 18, 2025, and became effective on July 28, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Intellectual Property Assignment Agreement

The Company previously entered into certain exclusive License Agreements dated April 1, 2020 and September 15, 2021, having Addenda dated October 5, 2021 and December 7, 2021 (herein the “Licenses”) with Lucyd Ltd., a subsidiary of one of the Company’s largest stockholders. On August 12, 2025, Lucyd Ltd. executed an Intellectual Property Assignment Agreement to confirm that all registered intellectual property rights under the Licenses, to the extent they have not previously been assigned to the Company in previously executed assignments, are irrevocably assigned to the Company, and that all unregistered intellectual property rights and other assets that were licensed exclusively to the Company under the Licenses are also irrevocably assigned to the Company. As such, the Company has acquired full ownership of all registered and unregistered intellectual property and assets that were previously exclusively licensed to the Company from Lucyd Ltd., and the Licenses are no longer necessary, thus Lucyd Ltd. and the Company mutually agreed to terminate the Licenses.

After consummation of the assignment, our current U.S. and foreign patent portfolio is as listed below.

	Application/Patent Number	Title	Country	Type	Filing Date	Assignors/Assignee	Reel/Frame No.	Status	Grant Date	Anticipated Expiration Date
1	10,908,419	Smartglasses and Methods and Systems for Using Artificial Intelligence to Control Mobile Devices Used for Displaying and Presenting Tasks and Applications and Enhancing Presentation and Display of Augmented Reality Information	US	Utility	June 28, 2018	Clifford M. Gross, Harrison Gross / Innovative Eyewear, Inc.	046324/0147 071900/0246	Issued	February 2, 2021	October 5, 2038 (Patent Term Adjustment – 99 days)
2	D899,493	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
3	D900,203	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 27, 2020	October 27, 2035
4	D899,494	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
5	D899,495	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
6	D899,496	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
7	D900,204	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 27, 2020	October 27, 2035
8	D900,205	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 27, 2020	October 27, 2035
9	D900,920	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	November 3, 2020	November 3, 2035
10	D900,206	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 27, 2020	October 27, 2035

	Application/Patent Number	Title	Country	Type	Filing Date	Assignors/Assignee	Reel/Frame No.	Status	Grant Date	Anticipated Expiration Date
11	D899,497	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
12	D899,498	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
13	D899,499	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
14	D899,500	Smart Glasses	US	Design	March 22, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	048856/0079 071900/0246	Issued	October 20, 2020	October 20, 2035
15	D954,135	Round Smartglasses Having Flat Connector Hinges	US	Design	December 12, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	051469/0948 071900/0246	Issued	June 7, 2022	June 7, 2037
16	D958,234	Round Smartglasses Having Pivot Connector Hinges	US	Design	December 12, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	051469/0948 071900/0246	Issued	July 19, 2022	July 19, 2037
17	D955,467	Sport Smartglasses Having Flat Connector Hinges	US	Design	December 12, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	051469/0948 071900/0246	Issued	June 21, 2022	June 21, 2037
18	D954,136	Smartglasses Having Pivot Connector Hinges	US	Design	December 12, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	051469/0948 071900/0246	Issued	June 7, 2022	June 7, 2037
19	62/941,466	Wireless Smartglasses with Quick Connect Front Frames	US	Utility	November 27, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	051165/0662 071900/0246	Non-Provisional Application filed on November 25, 2020; U.S. App. No. 17/104,849, issued as U.S. Reg. No. 12,216,341	n/a	November 27, 2020
20	D954,137	Flat Connector Hinges for Smartglasses Temples	US	Design	December 19, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	051469/0948 071900/0246	Issued	June 7, 2022	June 7, 2037
21	D974,456	Pivot Hinges and Smartglasses Temples	US	Design	December 19, 2019	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	051469/0948 071900/0246	Issued	January 3, 2023	January 3, 2038
22	11,282,523	Voice Assistant Management	US	Utility	March 25, 2020	Harrison Gross / Innovative Eyewear, Inc.	052245/0348 071900/0246	Issued	March 22, 2022	June 27, 2040

	Application/Patent Number	Title	Country	Type	Filing Date	Assignors/Assignee	Reel/Frame No.	Status	Grant Date	Anticipated Expiration Date
23	D1,010,718	Wayfarer Smartglasses	US	Design	July 20, 2020	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	057651/0844 071900/0246	Issued	January 9, 2024	January 9, 2039
24	D951,334	Round Smartglasses	US	Design	July 20, 2020	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	057651/0844 071900/0246	Issued	May 10, 2022	May 10, 2037
25	12,216,341	Wireless Smartglasses with Quick Connect Front Frames	US	Utility	November 25, 2020	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	057652/0218 071900/0246	Issued	February 4, 2025	May 2, 2043
26	D1,013,765	Smartglasses	US	Design	September 1, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	057652/0350 071900/0246	Issued	February 6, 2024	February 6, 2039
27	D1,030,851	Smartglasses	US	Design	September 1, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	057652/0430 071900/0246	Issued	June 11, 2024	June 11, 2039
28	D1,030,852	Smartglasses	US	Design	September 1, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	057652/0674 071900/0246	Issued	June 11, 2024	June 11, 2039
29	D1,030,853	Smartglasses	US	Design	September 1, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	057652/0794 071900/0246	Issued	June 11, 2024	June 11, 2039
30	207516	Smartglasses	Canada	Design	October 29, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	May 17, 2023	October 29, 2036
31	207517	Smartglasses	Canada	Design	October 29, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	May 23, 2023	October 29, 2036
32	207518	Smartglasses	Canada	Design	October 29, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	May 23, 2023	October 29, 2036
33	207519	Smartglasses	Canada	Design	October 29, 2021	Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	May 23, 2023	October 29, 2036
34	29/814,016	Safety Smartglasses	US	Design	November 2, 2021	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	05872/0894 071900/0246	Pending	n/a	n/a
35	D1,051,978	Safety Shield	US	Design	November 2, 2021	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	058720/0955 071900/0246	Issued	November 19, 2024	November 19, 2039
36	63/274,920	Safety Glasses	US	Utility	November 2, 2021	Clifford Gross / Innovative Eyewear, Inc.	058720/0961 071900/0246	Non-Provisional Application filed on October 21, 2022; U.S. App. No. 18/048,715	n/a	n/a

	Application/Patent Number	Title	Country	Type	Filing Date	Assignors/Assignee	Reel/Frame No.	Status	Grant Date	Anticipated Expiration Date
37	207956	Safety Smartglasses	Canada	Design	November 17, 2021	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	May 23, 2023	November 17, 2036
38	207957	Safety Shields	Canada	Design	November 17, 2021	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	May 30, 2023	November 17, 2036
39	ZL 2021307950576	Safety Smartglasses	China	Design	December 2, 2021	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	March 26, 2024	December 1, 2036
40	ZL 2021307955902	Safety Shields	China	Design	December 2, 2021	Clifford M. Gross, David Cohen, Harrison Gross / Innovative Eyewear, Inc.	n/a	Issued	May 3, 2022	December 1, 2036
41	18/048,715	Safety Glasses	US	Utility	October 21, 2022	Clifford Gross / Innovative Eyewear, Inc.	063971/0707 071900/0246	Pending	n/a	n/a
42	3180624	Safety Glasses	Canada	Utility	November 1, 2022	Clifford Gross / Innovative Eyewear, Inc.	n/a	Pending	n/a	n/a
43	202211367067X	Safety Glasses	China	Utility	November 2, 2022	Clifford Gross / Innovative Eyewear, Inc.	n/a	Pending/published	n/a	n/a
44	42023078694.9 / 40089894	Safety Glasses	HK	Utility	September 5, 2023	Clifford Gross / Innovative Eyewear, Inc.	n/a	Pending/published	n/a	n/a
45	D1,051,829	Charging Cradle	US	Design	November 10, 2021	Clifford Gross / Innovative Eyewear, Inc.	058721/0019	Issued	November 19, 2024	November 19, 2039
46	63/297,056	Charging Cradle for Smartglasses	US	Utility	January 6, 2022	Clifford Gross / Innovative Eyewear, Inc.	058721/0083	Non-Provisional Application filed on December 29, 2022; U.S. App. No. 18/147,002	n/a	n/a
47	212589	Charging Cradle	Canada	Design	May 9, 2022	Clifford Gross / Innovative Eyewear, Inc.	n/a	Issued	February 27, 2024	May 9, 2037
48	ZL 2022302715131	Charging Cradle	China	Design	May 10, 2022	Clifford Gross / Innovative Eyewear, Inc.	n/a	Issued	October 21, 2022	May 9, 2037
49	18/147,002	Charging Cradle for Smartglasses	US	Utility	December 27, 2022	Clifford Gross / Innovative Eyewear, Inc.	063971/0833	Pending	n/a	n/a
50	D1,020,849	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen, Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
51	D1,019,750	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette,Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	March 26, 2024	March 26, 2039

	Application/Patent Number	Title	Country	Type	Filing Date	Assignors/Assignee	Reel/Frame No.	Status	Grant Date	Anticipated Expiration Date
52	D1,020,850	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette,Matthew Gale/ Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
53	D1,019,746	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette,Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	March 26, 2024	March 26, 2039
54	D1,020,851	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette,Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
55	D1,024,177	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette,Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 23, 2024	April 23, 2039
56	D1,020,863	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette,Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
57	D1,020,852	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
58	D1,020,853	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen,Breno Fuzette,Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
59	D1,020,854	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen, Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
60	D1,020,855	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen, Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
61	D1,020,856	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen, Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
62	D1,020,857	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen, Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
63	D1,020,858	Smartglasses	US	Design	February 9, 2023	Harrison Gross, David Cohen, Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	063418/0805	Issued	April 2, 2024	April 2, 2039
64	D1,023,123	Smartglasses Temples	US	Design	February 13, 2023	Harrison Gross, David Cohen, Breno Fuzette, Matthew Gale / Innovative Eyewear, Inc.	067371/0539	Issued	April 16, 2024	April 16, 2039
65	18/189,547	System, Apparatus, and Method For Using a Chatbot	US	Utility	March 24, 2023	Harrison Gross, Clifford Gross / Innovative Eyewear, Inc.	063106/0173	Pending	n/a	n/a

	Application/Patent Number	Title	Country	Type	Filing Date	Assignors/Assignee	Reel/Frame No.	Status	Grant Date	Anticipated Expiration Date
66	18/463,465	Spring-loaded Hinges For Smartglasses	US	Utility	September 8, 2023	Breno Fuzette, Harrison Gross / Innovative Eyewear, Inc.	067408/0555	Pending	n/a	n/a
67	29/930,655	SAFETY EYEWEAR	US	Design	March 1, 2024	Breno Fuzette, Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	071223/0367	Pending	n/a	n/a
68	18/605,092	SMART EYEWEAR HAVING ACCESSIBLE TACTILE CONTROLS	US	Utility	March 14, 2024	Breno Fuzette, Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	071223/0367	Pending	n/a	n/a
69	PCT/US24/20715	SYSTEM, APPARATUS, AND METHOD FOR USING A CHATBOT	PCT	Utility	March 20, 2024	Harrison Gross, Clifford Gross, Breno Fuzette / Innovative Eyewear, Inc.	n/a	Pending	n/a	n/a
70	PCT/US25/15969	Smart Eyewear Having Accessible Tactile Controls	PCT	Utility	February 14, 2025	Breno Fuzette, Clifford Gross, Harrison Gross / Innovative Eyewear, Inc.	071223/0367	Pending	n/a	n/a
71	19/273,052	SMARTGLASSES DEVICE WITH INTEGRATED RF AND WIRELESS COMMUNICATION CAPABILITIES AND COMPATIBLE SOFTWARE APPLICATION INTERFACE	US	Utility	July 17, 2025	Harrison Gross	n/a	Pending	n/a	n/a

Sales under Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, Harrison Gross, our Chief Executive Officer, sold an aggregate of 4,518 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended June 30, 2025, Konrad Dabrowski, our Co-Chief Financial Officer, sold an aggregate of 2,700 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended June 30, 2025, Oswald Gayle, our Co-Chief Financial Officer, sold an aggregate of 5,400 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended June 30, 2025, David Eric Cohen, our Chief Technology Officer, sold an aggregate of 3,945 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended June 30, 2025, Joaquin Abondano, our Chief Operating Officer, sold an aggregate of 2,904 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

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

Innovative Eyewear, Inc.
(Registrant)

Date: August 14, 2025	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Oswald Gayle
Oswald Gayle
Co-Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)