Form 10-Q
period 2025-09-30
Innovative Eyewear Inc
filed 2025-11-13
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 5,350,183 shares of the registrant’s common stock issued and outstanding.

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

Innovative Eyewear, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

September 30, 2025 (Unaudited) and December 31, 2024

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$6,699,515	$2,628,987
Investments	1,298,687	4,895,184
Accounts receivable, net	83,358	107,918
Prepaid expenses	308,188	266,935
Inventory prepayments	522,939	424,594
Inventory	1,633,115	831,757
Due from Tekcapital and Affiliates	-	23,394
Other current assets	53,193	59,447
Total Current Assets	10,598,995	9,238,216

Non-Current Assets
Intangible assets, net	421,491	451,302
Property and equipment, net	58,243	107,562
Other non-current assets	96,492	41,229
TOTAL ASSETS	$11,175,221	$9,838,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$772,224	$692,817
Deferred revenue	48,591	44,901
Due to Tekcapital and Affiliates	63,836	-
Total Current Liabilities	884,651	737,718

Non-Current Liabilities
Long-term payment plan with vendor	40,352	-
Deferred revenue	-	5,450
TOTAL LIABILITIES	925,003	743,168

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized: 5,205,687 and 2,452,632 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	52	25
Additional paid-in capital	40,707,160	33,831,046
Accumulated deficit	(30,456,994)	(24,735,930)
TOTAL STOCKHOLDERS’ EQUITY	10,250,218	9,095,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,175,221	$9,838,309

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$668,128	$253,599	$1,701,859	$945,752
Less: Cost of Goods Sold	(423,291)	(194,255)	(1,249,154)	(824,281)
Gross (Deficit) Profit	244,837	59,344	452,705	121,471

Operating Expenses:
General and administrative	(1,277,308)	(1,121,972)	(3,679,521)	(3,526,217)
Sales and marketing	(723,372)	(533,066)	(2,055,090)	(1,636,794)
Research and development	(129,984)	(131,369)	(608,784)	(604,472)
Related party management fee	(35,000)	(35,000)	(105,000)	(105,000)
Total Operating Expenses	(2,165,664)	(1,821,407)	(6,448,395)	(5,872,483)

Other Income (Expense), net	84,560	41,386	274,626	110,625

Net Loss	$(1,836,267)	$(1,720,677)	$(5,721,064)	$(5,640,387)

Weighted average number of shares outstanding	4,870,014	1,736,803	3,521,602	1,178,768
Loss per share, basic and diluted	$(0.38)	$(0.99)	$(1.62)	$(4.78)

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2025	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

Cancellation of shares by stockholder	(5)	-	-	-	-
Stock-based compensation	-	-	177,576	-	177,576
Net loss	-	-	-	(1,778,703)	(1,778,703)
Balances as of March 31, 2025	2,452,627	$25	$34,008,622	$(26,514,633)	$7,494,014

April 2025 Warrant Inducement Transaction	595,188	6	1,494,306	-	1,494,312
June 2025 Warrant Inducement Transaction	746,782	7	1,890,052	-	1,890,059
Other exercises of warrants in ordinary course	986,532	10	2,310,238	-	2,310,248
Issuance of shares to brand ambassador	11,539	-	30,001	-	30,001
Issuance of shares related to vesting of restricted share units	36,216	-	-	-	-
Stock-based compensation	-	-	164,714	-	164,714
Net loss	-	-	-	(2,106,094)	(2,106,094)
Balances as of June 30, 2025	4,828,884	$48	$39,897,933	$(28,620,727)	$11,277,254

At-the-Market Offerings	341,403	4	692,313	-	692,317
Issuance of shares related to vesting of restricted share units	35,400	-	-	-	-
Additional costs related to Warrant Inducement Transactions	-	-	(52,390)	-	(52,390)
Stock-based compensation	-	-	169,304	-	169,304
Net loss	-	-	-	(1,836,267)	(1,836,267)
Balances as of September 30, 2025	5,205,687	$52	$40,707,160	$(30,456,994)	$10,250,218

Balances as of January 1, 2024	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	15,000	-	81,900	-	81,900
Issuance of shares related to vesting of restricted share units	815	-	-	-	-
Stock-based compensation	-	-	232,154	-	232,154
Net loss	-	-	-	(1,971,311)	(1,971,311)
Balances as of March 31, 2024	763,231	$7	$22,842,288	$(18,940,726)	$3,901,569

At-the-Market Offerings	284,471	3	2,324,576	-	2,324,579
First Registered Direct Offering	210,043	2	737,298	-	737,300
Second Registered Direct Offering	263,159	3	2,134,048	-	2,134,051
Issuance of shares to brand ambassador	4,500	-	21,690	-	21,690
Issuance of shares related to vesting of restricted share units	1,630	-	-	-	-
Stock-based compensation	-	-	173,305	-	173,305
Net loss	-	-	-	(1,948,399)	(1,948,399)
Balances as of June 30, 2024	1,527,034	$15	$28,233,205	$(20,889,125)	$7,344,095

At-the-Market Offerings	273,517	3	1,398,552	-	1,398,555
Exercises of warrants related to inducement agreements	538,426	5	3,503,874	-	3,503,879
Exercises of warrants	81,957	1	299,997	-	299,998
Stock-based compensation	-	-	105,075	-	105,075
Net loss	-	-	-	(1,720,677)	(1,720,677)
Balances as of September 30, 2024	2,420,934	$24	$33,540,703	$(22,609,802)	$10,930,925

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Operating Activities
Net Loss	$(5,721,064)	$(5,640,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,292	83,907
Amortization	48,931	25,199
Non-cash interest income on debt securities (U.S. Treasury bills)	(24,367)	-
Realized gain on debt securities (U.S. Treasury bills)	(104,816)	-
Stock-based compensation and nonemployee stock-based payment expense	532,017	510,534
Expenses paid by Tekcapital and Affiliates	215,119	217,368
Provision for (recovery of) doubtful accounts	3,629	(2,605)
Write-off of previously-capitalized software costs	-	88,073

Changes in operating assets and liabilities:
Accounts receivable	26,381	37,429
Accounts payable and accrued expenses	(18,022)	25,964
Prepaid expenses	(21,694)	47,740
Inventory prepayments	(98,345)	184,455
Inventory	(801,358)	(381,946)
Other assets	(40,765)	-
Contract assets and liabilities	26,075	7,908
Net cash flows from operating activities	(5,924,987)	(4,796,361)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(1,274,320)	(4,895,184)
Proceeds from redemption of debt securities (U.S. Treasury bills)	5,000,000	-
Loan made to Tekcapital Europe, Ltd.	(250,000)	(767,940)
Repayment of amounts loaned to Tekcapital Europe, Ltd.	250,000	767,940
Patent costs	(19,120)	(169,804)
Purchases of property and equipment	(55,483)	(35,748)
Net cash flows from investing activities	3,651,077	(5,100,736)

Financing Activities
Proceeds from offerings of common stock and warrants	-	2,871,351
Proceeds from at-the-market offerings of common stock	692,317	3,723,134
Proceeds from exercises of warrants	5,642,229	3,803,877
Proceeds from sale of common stock withheld from employees to cover withholding taxes on vested restricted share units	49,005	-
Incurrence of obligation under long-term payment plan with vendor	121,059	-
Payments made under long-term payment plan with vendor	(32,283)	-
Repayment of amounts due to Tekcapital and Affiliates	(127,889)	(244,886)
Net cash flows from financing activities	6,344,438	10,153,476

Net Change in Cash and cash equivalents	4,070,528	256,379
Cash and cash equivalents at Beginning of Period	$2,628,987	$4,287,447
Cash and cash equivalents at End of Period	$6,699,515	$4,543,826

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as change in Due to/from Tekcapital and Affiliates	215,119	217,368
Issuance of shares for prepayment to third party service provider	-	81,900
Issuance of shares for prepayment to brand ambassador	30,001	21,690

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”), is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge smart eyewear – including prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses – which are designed to allow our customers to remain connected to their digital lives. We sell smart eyewear under our own Lucyd brand, which includes the Lucyd Lyte® and Lucyd Armor product lines, as well as cobranded smart eyewear under the Nautica® Powered by Luycd, Eddie Bauer® Powered by Luycd, and Reebok® Powered by Luycd product lines.

The Company was originally founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 5% of our issued and outstanding shares of common stock as of September 30, 2025.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Investments

As of December 31, 2024, the Company held investments in U.S. Treasury bills, which were purchased in September 2024 and matured in March 2025. These investments were classified as “held-to-maturity” and, as of December 31, 2024, were recorded at amortized cost of $4,895,184 in the accompanying condensed balance sheet. The aggregate fair value of these investments as of December 31, 2024, based on quoted prices (unadjusted) in active markets for identical assets, was $4,957,750. Upon maturity of these investments, the Company recognized a realized gain $104,816 for the nine months ended September 30, 2025.

As of September 30, 2025, the Company held investments in U.S. Treasury bills, which were purchased in April 2025 and subsequently matured in October 2025. These investments were classified as “held-to-maturity” and, as of September 30, 2025, were recorded at amortized cost of $1,298,687 in the accompanying condensed balance sheet. The aggregate fair value of these investments, based on quoted prices (unadjusted) in active markets for identical assets, was $1,298,830 as of September 30, 2025.

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

A roll forward of the allowance for credit losses for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024
Balance at January 1	$30,966	$25,772
Bad debt expense (recovery)	3,629	(2,605)
Write-offs	(87)	-
Other	86	218
Balance at September 30	$34,594	$23,385

Inventory

Our inventory predominantly consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Also included within inventory at September 30, 2025 was $30,360 of electronic components purchased from a third-party supplier for use by our manufacturer in their future production of our eyewear; there were no such comparable amounts in inventory at December 31, 2024.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $0 as of both September 30, 2025 and December 31, 2024.

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

In instances where the collectibility of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. During the three months ended September 30, 2025 and 2024, we recognized $7,500 of revenue for each period, that was included in the contract liability balances as of January 1, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we recognized $22,500 of revenue for each period, that was included in the contract liability balances as of January 1, 2025 and 2024, respectively.

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

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers that purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $3,592 and $2,401 as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, we recognized $325 and $2,263 of revenue that was included in the contract liability balance as of January 1, 2025.

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

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns as well as review of individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $11,228 and $15,746 as September 30, 2025 and December 31, 2024, respectively.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the nine months ended September 30, 2025, the Company raised approximately $7.3 million of aggregate gross proceeds through a combination of warrant inducement transactions, other warrant exercises, and at-the-market offerings of common stock (see Note 9 for details). The Company has also entered into agreements with related parties, under which the Company may make net borrowings of up to $0.75 million (see Note 6 for details); as of September 30, 2025, the Company has not borrowed any amounts under such agreements. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

NOTE 4 – INCOME TAX PROVISION / BENEFIT

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded an income tax provision or benefit for the three and nine months ended September 30, 2025 and 2024 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 5 – TANGIBLE AND INTANGIBLE ASSETS

	September 30,	December 31,
Property & Equipment	2025	2024
Mobile Kiosk Display	$175,974	$162,940
Computer Equipment	44,901	44,901
Office Equipment	27,826	12,991
Internal-Use Software and Website Costs	53,300	77,196
Property and equipment, gross	302,001	298,028
Less: Accumulated depreciation	(243,758)	(190,466)
Property and equipment, net	$58,243	$107,562

Depreciation expense for the three months ended September 30, 2025 and 2024 was $14,922 and $23,956, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $53,292 and $83,907, respectively.

	September 30,	December 31,
Finite-lived intangible assets	2025	2024
Patent Costs	$553,122	$534,002
Less: Accumulated amortization	(131,631)	(82,700)
Intangible assets, net	$421,491	$451,302

Amortization expense for the three months ended September 30, 2025 and 2024 was $13,552 and $9,902, respectively.

Amortization expense for the nine months ended September 30, 2025 and 2024 was $48,931 and $25,199, respectively.

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

During the three months ended September 30, 2025 and 2024, the Company incurred $35,000 in each respective period under the management services agreement. During the nine months ended September 30, 2025 and 2024, the Company incurred $105,000 in each respective period under the management services agreement.

Rent of Office Space

Under an agreement between the Company and Tekcapital, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The Company recognized $38,730 and $22,904 of expense related to this month-to-month arrangement for the three months ended September 30, 2025 and 2024, respectively, and recognized $108,383 and $69,409 of expense related to this month-to-month arrangement for the nine months ended September 30, 2025 and 2024, respectively.

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

In May 2025, Tekcapital Europe, Ltd. borrowed $250,000 under this agreement; subsequently in June 2025, Tekcapital Europe, Ltd. repaid such borrowing in full along with $2,503 of interest. As of September 30, 2025, there was no balance outstanding under this agreement.

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

The aggregate future minimum payments due under these license agreements are as follows:

Remainder of 2025	$20,000
2026	$834,000
2027	$1,290,000
2028	$1,543,000
2029	$1,778,000
Thereafter (through 2033)	8,129,000
Total	$13,594,000

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

Additionally, the Company had previously entered into certain exclusive License Agreements dated April 1, 2020 and September 15, 2021, having Addenda dated October 5, 2021 and December 7, 2021 (herein the “LL Licenses”) with Lucyd Ltd; such licenses were royalty-free, fully paid up, perpetual licenses. On August 12, 2025, Lucyd Ltd. executed an intellectual property assignment agreement to confirm that all registered intellectual property rights under the LL Licenses, to the extent they had not previously been assigned to the Company in previously executed assignments, were irrevocably assigned to the Company, and that all unregistered intellectual property rights and other assets that were licensed exclusively to the Company under the LL Licenses were also irrevocably assigned to the Company. As such, the Company has acquired full ownership of all registered and unregistered intellectual property and assets that were previously exclusively licensed to the Company from Lucyd Ltd., and the LL Licenses are no longer necessary, thus Lucyd Ltd. and the Company mutually agreed to terminate the LL Licenses.

The Company recognized $124,273 and $51,160 of expense related to all license agreements for the three months ended September 30, 2025 and 2024, respectively, and recognized $404,243 and $173,481 of expense for the nine months ended September 30, 2025 and 2024, respectively.

Long-Term Payment Plan for Information Technology System and Services

The Company has entered into a long-term payment plan agreement with Oracle for the payment of costs related to the implementation of the Company's new ERP system (which went live in April 2025) and related cloud services. Under this agreement, the Company is obligated to make payments of $4,035 per month through July 2027. As of September 30, 2025, the Company's remaining obligation under this arrangement was $88,776, of which $48,424 is included within Accounts payable and accrued expenses in the accompanying condensed balance sheet, and $40,352 is reflected within Non-Current Liabilities in the accompanying condensed balance sheet.

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

NOTE 8 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding stock options as of and during the nine months ended September 30, 2025 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2025	83,800	37.21	2.33
Granted	-	-
Exercised	-	-
Forfeited / Expired	(30,700)	70.73
As at September 30, 2025	53,100	17.83	2.72
Exercisable as at September 30, 2025	40,982	18.85	2.66

During the three and nine months ended September 30, 2025, we recognized expense related to stock options of $31,815 and $100,272, respectively. As of September 30, 2025, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero, and unrecognized stock option expense of approximately $33,000 remains to be recognized over the next 0.27 years.

Stock Grants

Effective April 1, 2024, pursuant to the terms of a brand ambassador agreement, we issued to an individual 4,500 shares of our common stock as compensation for the first year of the agreement. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690, which was recognized as expense on a straight-line basis from April 1, 2024 through March 31, 2025. We recognized $5,423 and $10,845 of expense for the three and nine months ended September 30, 2024, respectively, $0 for the three months ended September 30, 2025, and $5,423 for the nine months ended September 30, 2025, relative to this stock grant.

Effective April 1, 2025, pursuant to the terms of a brand ambassador agreement, we issued to the same individual 11,539 shares of our common stock as compensation for the second year of the agreement. The value of this consideration transferred, measured using the fair value of our common stock at the date of issuance, was $30,000, which is being recognized as expense on a straight-line basis from April 1, 2025 through March 31, 2026. We recognized $7,500 and $15,000 of expense for the three and nine months ended September 30, 2025, respectively, relative to this stock grant.

Restricted Stock Units

During the three and nine months ended September 30, 2025, we recognized $137,489 and $411,321 of expense, respectively, related to restricted stock units that were awarded to the Company’s officers, management, and non-management employees in the fourth quarter of 2024. As of September 30, 2025, unrecognized restricted stock unit expense of approximately $986,000 remains to be recognized over of the next 1.81 years.

During the three and nine months ended September 30, 2024, we recognized $5,075 and $15,225 of expense, respectively, related to restricted stock units that were awarded to an influencer in 2023. As of December 31, 2024, no expense remained to be recognized related to this award.

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

The Resale Registration Statement was subsequently filed with the SEC on Form S-1 on July 18, 2025, and became effective on July 28, 2025.

Other Warrant Activity

From May 30, 2025 through June 20, 2025, certain holders of the Company’s Series G and Series H warrants exercised such warrants to purchase an aggregate of 986,532 shares of the Company’s common stock at an exercise of $2.60 per share, resulting in gross cash proceeds to the Company of approximately $2.6 million.

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

At-the-Market Offerings

The Company has entered into an at-the-market offering agreement with HCW (as sales agent) relating to the sale of common stock. From August 15, 2025 through September 30, 2025, the Company sold 341,403 shares of common stock and received approximately $716,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $692,000, and will be used for working capital and general corporate purposes.

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

The calculation of net earnings/(loss) per share is as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic and diluted:
Net loss	$(1,836,267)	$(1,720,677)	$(5,721,064)	$(5,640,387)
Weighted-average number of common shares	4,870,014	1,736,803	3,521,602	1,178,768
Basic and diluted net loss per common share	$(0.38)	$(0.99)	$(1.62)	$(4.78)

NOTE 11 – SUBSEQUENT EVENTS

Legal Settlement

On November 11, 2025, the Company entered into a settlement and release agreement with a shareholder related to certain legal matters. Pursuant to the terms of such agreement, the Company will receive $570,000 from such shareholder.

At-the-Market Offerings

From October 1, 2025 through October 15, 2025, the Company sold 144,496 shares of common stock and received approximately $291,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $281,000, and will be used for working capital and general corporate purposes.

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

Overview

Executive Summary and Outlook

●	We achieved strong top-line growth in the third quarter of 2025; revenues for the three months ended September 30, 2025 increased by 163% as compared to the comparable period in 2024, and revenues for the nine months ended September 30, 2025 increased by 80% as compared to the comparable period in 2024. This significant growth in revenues reflects continued expansion of consumer demand for our products, especially our Lucyd Armor smart safety glasses line and the Reebok® Powered by Lucyd sport smartglasses line. Demand for our core Lucyd Lyte smartglasses also remains strong.

●	Our gross profit margin for the third quarter of 2025 was 37%, compared to 23% in the three months ended September 30, 2024. This increase of approximately 14 percentage points was primarily attributable to by lower product sourcing costs for both frames and prescription lenses as we continue to scale and develop our business. With respect to tariffs, the actions taken by management during the second quarter of 2025 to mitigate the impacts of tariffs have been largely successful thus far, and restored our third quarter 2025 gross profit margins to a level mostly consistent with our pre-tariff business plan. However, we continue to monitor trade policy and build contingency sourcing options in Southeast Asia, should the U.S.‑China tariff conditions materially change.

●	Other operating expenses increased by 19% in the third quarter of 2025 as compared to the comparable period in 2024, largely driven by increased sales and marketing expenses, which we believe are necessary to drive our continued growth and expansion. Higher licensing expenses related to our cobranded product lines also contributed to the increase in our operating costs.

●	Going into the fourth quarter, we believe we are well positioned to capitalize on the continued success and momentum of the Lucyd Armor smartglasses line for the safety/industrial segment (which represents a growing market in which we currently have little or no direct competition) and the recently launched Reebok® Powered by Lucyd smartglasses line for the sport/active lifestyle segment, and ultimately generate significant revenue growth in the fourth quarter of 2025.

●	As a result of increasing interest in smart eyewear in the traditional optical landscape, we are building new business with white-label and wholesale partners. In the third quarter, we received wholesale orders from several new clients, including Kits Eyewear, the Optical Resources Group, and I-deal Optics, and prepared several proposals for white-label smart eyewear. Providing customized or exclusive smart eyewear SKUs to notable distributors and retailers is a promising new channel of business for the Company. This is because traditional eyewear retailers and manufacturers need a strong smart eyewear “tech stack” to be competitive in this emerging category, which is often too difficult or too costly for them to develop internally.

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

●	Our core product line, Lucyd Lyte (which includes the Lyte XL units), was first introduced in 2021 and continues to grow and expand with the ongoing addition of new styles and multiple technological upgrades and advancements. The Company is continuously iterating and improving its frame lineup, offering a mixture of “Lucyd icons” (styles that have consistently performed well since the introduction of Lucyd Lyte) and new styles seasonally to align with market trends and evolving consumer demand. We currently offer nine different models under the Lucyd Lyte collection.

●	In January 2024, we launched the Nautica® Powered by Lucyd smart eyewear collection in eight different styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo. This collection introduced the Company’s first “global fit” style, which supports low nose bridge customers.

●	In April 2024, we launched the Eddie Bauer® Powered by Lucyd smart eyewear collection in four different styles, which showcases the first-to-market rimless smart eyewear design. We believe the Eddie Bauer collection is the Company’s most premium product to date, and features brushed titanium hardware, improved sound quality, and includes the patent-pending Lucyd dock with every unit.

●	In October 2024, we launched the Lucyd Armor line, an ANSI-certified smart safety glass designed for all-day wear. This product line provides all the powerful features of Lucyd eyewear in a stylish safety wrap. Lucyd Armor smart safety glasses have been certified to meet safety standards in the U.S., Canada, United Kingdom, and European Union.

●	In April 2025, we launched the Reebok® Powered by Lucyd sport smart sunglasses collection in eight different styles. This collection features custom high-fidelity speakers, powerful amplifiers, and equalizers specifically tuned for outdoor activities and sports environments.

●	In November 2025, we launched three new variants of our highly successful Lucyd Armor line, in order to expand the collection to a wider audience and build on the success of the original model with important variations in lens functionality and sizing. We also launched two additional styles of Reebok® Powered by Lucyd sport smart sunglasses.

●	We plan to launch an additional variant of Lucyd Armor in the first quarter of 2026, and launch the Reebok® Powered by Lucyd premium optical collection in the first half of 2026.

Our current product portfolio consists of 35 different models across the traditional, sport, and safety categories. Most styles are available with 100+ different lens and prescription options, resulting in thousands of sellable variations of products currently available. With Lucyd Lyte and our Nautica® and Eddie Bauer® lines (traditional), Reebok® (sport), and Lucyd Armor (safety), we believe we are the first smart-eyewear company with products concurrently in traditional, sport, and safety eyewear. Our brand partnerships enable us to offer a more diversified product portfolio and help us reach distinct consumer segments and demographics (for example, Nautica® skews more fashion-forward than Lucyd Lyte, Eddie Bauer® reaches an older demographic, and Reebok® attracts younger, more active customers).

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

In February 2025, we updated the Lucyd app’s Walkie feature, enabling premium subscribers access to secure and private walkie channels, providing businesses and organizations with a powerful tool to communicate confidentially and seamlessly through Lucyd smart eyewear. In May 2025, we announced additional updates to the Lucyd app, including new voice prompts and further enhancements for the app’s Walkie feature. Most recently, in September 2025, we announced the addition of a new translation feature to the Lucyd app, which allows for voice-based translation between 17 languages in real time. We plan to launch more new features for the Lucyd app in the future.

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

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores. To address this, we have assembled a team with decades of experience in the eyewear industry and are offering a strong co-op marketing program and reordering incentives program. We currently offer an expansive line of 35 different models of glasses and several accessories, including cobranded eyewear with well-known brands like Nautica, Reebok, and Eddie Bauer.

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

Key Performance Indicators

Store Count (B2B)

We believe that one of the key indicators for our business is the number of retail stores onboarded to sell our products. We started onboarding our first retail stores in June 2021, and since then have continue to grow through the current year. Currently, we have over 540 retail stores selling our smart eyeglasses, primarily in the United States and Canada, across over 300 wholesale accounts. Based on the existing demand for our products, current distribution, and recently consummated supply agreements, we anticipate that our products will be available in a significant number of new third-party retail locations in the near future.

Customer Ratings (B2C)

The Company’s latest products are receiving very favorable ratings online, indicating that customers are appreciative of improvements in product design, functionality, and build quality. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

International Trade and Tariffs

Beginning in April of 2025, the U.S. government has announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. These tariffs had a negative impact on our results of operations (more specifically, our gross profit margins) for the nine months ended September 30, 2025.

We have taken actions to mitigate the negative impacts of the tariffs, including diversifying our logistics network and modifying our product fulfilment and replenishment model. More specifically, our multi-pronged approach to respond to tariff challenges includes the following:

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

The actions taken by management to date to mitigate the impacts of tariffs have been largely successful thus far, and restored our third quarter 2025 gross profit margins to a level that is mostly consistent with our pre-tariff business plan. However, the current international geopolitical climate related to tariffs is fluid and continues to evolve. We are actively monitoring the ongoing tariff and trade policy developments, and continue to evaluate the potential impacts to our business, cost structure, supply chain, and the broader economic environment. We have developed contingency sourcing options in Southeast Asia should the U.S.‑China tariff conditions materially change. Due to the evolving nature of the situation related to tariffs, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.

Results of Operations - Quarterly

The following table summarizes our results of operations for the three months ended September 30, 2025 (the “current quarter”) and the three months ended September 30, 2024 (the “prior year quarter”):

	Three months ended September 30, 2025		Three months ended September 30, 2024		Change
Revenues, net	$668,128	100%	$253,599	100%	$414,529	163%
Less: Cost of Goods Sold	(423,291)	63%	(194,255)	77%	(229,036)	118%
Gross (Deficit) Profit	244,837	37%	59,344	23%	185,493	313%

Operating Expenses:
General and administrative	(1,277,308)	191%	(1,121,972)	442%	(155,336)	14%
Sales and marketing	(723,372)	108%	(533,066)	210%	(190,306)	36%
Research and development	(129,984)	19%	(131,369)	52%	1,385	-1%
Related party management fee	(35,000)	5%	(35,000)	14%	-	0%
Total Operating Expenses	(2,165,664)	324%	(1,821,407)	718%	(344,257)	19%

Other Income (Expense), net	84,560	-13%	41,386	-16%	43,174	104%

Net Loss	$(1,836,267)	275%	$(1,720,677)	679%	$(115,590)	7%

Revenues

Our revenues for the three months ended September 30, 2025 were $668,128, representing an increase of 163% as compared to revenues of $253,599 during the three months ended September 30, 2024. This increase is primarily attributable to significant volume increases, partially offset by the impacts of higher discounts on products sold.

The significant volume increases were largely driven by our Lucyd Armor product line, which first launched in October 2024 and has rapidly emerged as the Company’s first highly successful SKU. We sold approximately 2,800 units of Lucyd Armor smartglasses in the current quarter, which represented approximately half of our total smartglass units sold. The strong demand for the unique Lucyd Armor product has led us to develop four alternate variants for this product line, in order to address a wider range of safety glass users; three new Armor variants launched in November 2025, and the fourth variant is planned to launch in the first quarter of 2025.

The cobranded Reebok® Powered by Lucyd collection also contributed to the year-over-year volume increases. Following the collection’s initial launch in the second quarter of 2025, the number of Reebok smartglass units sold in the third quarter of 2025 was roughly double the number sold in the immediately preceding quarter.

The higher discounts in the current quarter primarily reflect our go-to-market strategy for new product lines, which included (i) introductory promotions and bundles for the Reebok® Powered by Lucyd launch to accelerate awareness and trial, and (ii) targeted clearance of older frame styles as we rationalized the assortment ahead of the November Lucyd Armor line expansion.

For the three months ended September 30, 2025, approximately 56% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 4% through reseller partners. The decline in the proportional share of reseller sales versus the prior year quarter reflects the combination of (i) the uncertainty of the current economic environment in light of the current tariff and international trade situation, which we believe has led to delays in getting large retailers to commit to placing orders for new products such as ours, and (ii) an intentional shift by the Company away from small optical accounts and the timing of purchase orders from prospective big-box and home-improvement retailers currently under evaluation. For the three months ended September 30, 2025, we generated an aggregate of $499,083 of revenue from sales of non-prescription smartglasses and accessories, $165,832 from sales of smartglasses with prescription lenses, and $3,213 of revenue from app subscriptions. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while online sales generated through Lucyd.co related to smartglasses both with and without prescription lenses.

For the three months ended September 30, 2024, approximately 54% of sales were processed on our online store (Lucyd.co), 22% on Amazon.com, and 23% through reseller partners. For the three months ended September 30, 2024, we generated $187,568 of revenue from sales of non-prescription frames and accessories, $63,459 from sales of frames with prescription lenses, and $2,572 of revenue from app subscriptions. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while online sales generated through Lucyd.co related to smartglasses both with and without prescription lenses.

Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, we continue to believe that the wholesale channel is the most scalable and most promising long-term opportunity for future growth.

To date, several factors have constrained wholesale sell-through: (i) the optical retail ecosystem is fragmented and insurance-driven, which supports higher margins on conventional frames and can compress retailer margins on smart eyewear at mainstream price points; (ii) smart eyewear requires interactive merchandising and in-store demos to educate consumers, which lengthens onboarding lead times; and (iii) national retailers typically require category sell-through evidence, certifications, and planogram resets with long decision cycles. However, large national retailers have recently started to recognize smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. Our Lucyd Armor product line has a clear “smart safety glass” use case that aligns with home-improvement, safety distribution, and industrial channels, while our Reebok® sport product line aligns with electronics and sporting goods merchandising. As such, we are prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores. With our expanded Lucyd Armor variants, the Reebok® sport collection, and our interactive retail fixtures, we believe we now have the product and merchandising set needed to scale wholesale placements over time.

Therefore, we expect that e-commerce channels (Lucyd.co and Amazon) will remain a larger proportional share of our revenue in the near to medium term, with wholesale contributions increasing over time. In the long term, we anticipate that wholesale sales will comprise a larger proportional share of our revenue, which should bring consistent, large-scale orders with minimal marketing costs.

With the continued success and momentum of the Lucyd Armor smartglasses for the safety/industrial segment, which represents a growing market in which we currently have little or no direct competition, and the recent launch of Reebok® Powered by Lucyd smartglasses for the sport/active lifestyle segment, we believe we are very well positioned to generate significant revenue growth in the fourth quarter of 2025. In order to support the launch and expansion of our Reebok® Powered by Lucyd and Lucyd Armor lines, we have expanded our sales team with the addition of individuals who have significant experience in optical sales and hardware sales. In addition, during the current quarter, we have focused more efforts on international expansion, including the development of new partnerships with distributors and retailers in the UK, EU, Canada, and Latin America, as well as securing initial orders from key European markets.

Cost of Goods Sold

Our total cost of goods sold increased to $423,291 for the three months ended September 30, 2025, as compared to $194,255 for the prior year quarter. This year-over-year increase of 118% was primarily driven by volume increases, partially offset by lower product sourcing costs for both frames and prescription lenses.

The decrease in unit sourcing costs for frames as compared to the prior year quarter was primarily attributable to the combination of:

(i.)	realization of greater economies of scale – i.e., smart eyewear is a highly specialized product that is expensive to manufacture in smaller quantities, but over time as our manufacturing order volumes have grown, our cost per unit has decreased; and

(ii.)	improvements in product price/mix – i.e., the majority of the units sold in the current quarter were from our newer product lines, which have a lower manufacturing cost than our other product lines (as they are designed differently and have fewer components).

The decrease in lens fulfilment costs per unit was primarily attributable to the transition of our lens fulfilment partner during the prior year quarter from the previous supplier, which was more costly, to our current lower-cost lens supplier based in Miami, Florida.

Cost of goods sold for the three months ended September 30, 2025 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $324,030; the cost of prescription lenses incurred with our third-party vendor of $45,365; commissions, affiliate referral fees, and e-commerce platform fees of $30,759; and shipping and logistics costs of $23,137. Cost of goods sold for the three months ended September 30, 2024 included but was not limited to the cost of frames (inclusive of inventory adjustments) of $107,469; the cost of prescription lenses incurred with our third-party vendor of $38,247; commissions, affiliate referral fees, and e-commerce platform fees of $25,957; and shipping and logistics costs of $22,512.

Gross Profit

We had gross profit for the current quarter of $244,837, as compared to $59,344 for the prior year quarter. Our gross profit margin was 37% in the current quarter and 23% in the prior year quarter, representing an increase of approximately 14 percentage points from the prior year period. This increase in profitability was predominantly attributable to the aforementioned product sourcing cost improvements described above.

During the second quarter of 2025, management took decisive actions to respond to and attempt to mitigate the impacts of recently enacted increased tariffs on goods imported from various countries to the U.S., which included diversification of our supply chain and logistics network to significantly reduce our dutiable volume and monthly tariff expenses. These actions have been largely successful thus far, and restored our third quarter 2025 gross profit margins to a level that is mostly consistent with our pre-tariff business plan. However, management continues to monitor trade policy and has contingency sourcing options in Southeast Asia should the U.S.‑China tariff conditions materially change.

In the near to medium term, we anticipate further growth in revenues in future quarters, largely in part due to continued momentum of Lucyd Armor and Reebok® Powered by Lucyd product lines, along with corresponding growth in total cost of goods sold. We are also continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing only on the highest volume, market-tested styles.

Operating Expenses

Our operating expenses increased by 19% to $2,165,664 for the three months ended September 30, 2025, as compared to $1,821,407 for the three months ended September 30, 2024. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $155,336 or approximately 14% to $1,277,308 for the three months ended September 30, 2025, as compared to $1,121,972 for the prior year quarter. This increase was mainly attributable to the combination of (i) higher compensation (including stock-based compensation) and benefit costs (approximately $150,000) and (ii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $73,000, partially offset by reductions in the amounts paid to consultants, contractors, legal counsel, and other professional services providers during the current quarter.

Non-cash expenses – including depreciation, amortization, and stock-based compensation – comprised approximately 6% and 9% of our total general and administrative expenses in the current quarter and prior year quarter, respectively.

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

Sales and marketing expenses

Our sales and marketing expenses increased $190,306 or approximately 36% to $723,372 for the three months ended September 30, 2025 from $533,066 for the three months ended September 30, 2024. This increase was primarily driven by increased spending on events and trade shows, as we seek to grow and expand our network of potential business partners and retailers. As an example of this, during our recent appearance at Vision Expo West in September 2025, we secured approximately 40 new optical industry accounts, developed a new partnership to expand distribution into the United Kingdom, and met with enthusiastic new partners with national presences in Canada and Latin America.

In the near to medium term, we expect that our sales and marketing expenses will continue to scale up as our revenue grows. From a long-term perspective, we anticipate that increases in sales and marketing expenses will be mitigated somewhat by our plan to grow our business in the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and does not require the platform / selling fees associated with e-commerce sales, and as a result typically carries a lower sales and marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs were $129,984 for the three months ended September 30, 2025, as compared to $131,369 for the three months ended September 30, 2024, representing a year-over-year decrease of approximately 1% or essentially flat compared to the prior year period.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended September 30, 2025 and 2024, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $84,560 in the current quarter and $41,386 in the prior year quarter. These amounts were primarily comprised of dividends from our investments in money market funds. The increase in other income (expense), net from the prior year quarter to the current quarter was primarily attributable to higher average investment balances in the current quarter.

Results of Operations – Year to Date

The following table summarizes our results of operations for the nine months ended September 30, 2025 (the “current nine months”) and the nine months ended September 30, 2024 (the “prior year nine months”):

	Nine months ended September 30, 2025		Nine months ended September 30, 2024		Change
Revenues, net	$1,701,859	100%	$945,752	100%	$756,107	80%
Less: Cost of Goods Sold	(1,249,154)	73%	(824,281)	87%	(424,873)	52%
Gross (Deficit) Profit	452,705	27%	121,471	13%	331,234	273%

Operating Expenses:
General and administrative	(3,679,521)	216%	(3,526,217)	373%	(153,304)	4%
Sales and marketing	(2,055,090)	121%	(1,636,794)	173%	(418,296)	26%
Research and development	(608,784)	36%	(604,472)	64%	(4,312)	1%
Related party management fee	(105,000)	6%	(105,000)	11%	-	0%
Total Operating Expenses	(6,448,395)	379%	(5,872,483)	621%	(575,912)	10%

Other Income (Expense), net	274,626	16%	110,625	12%	164,001	148%
Interest Expense	-	0%	-	0%	-	n/m
Total Other Income (Expense), net	274,626	16%	110,625	12%	164,001	148%

Net Loss	$(5,721,064)	336%	$(5,640,387)	596%	$(80,677)	1%

Revenues

Our revenues for the nine months ended September 30, 2025 were $1,701,859, representing an increase of 80% as compared to revenues of $945,752 during the nine months ended September 30, 2024. This increase is primarily attributable to significant volume increases, partially offset by the impacts of higher discounts on products sold and shifts in product price/mix.

Total smartglass units sold more than doubled, from approximately 6,700 units in the prior year nine months to approximately 14,200 units in the current nine months. These significant volume increases were largely driven by our Lucyd Armor product line, which first launched in October 2024 and has rapidly emerged as the Company’s first highly successful SKU. We sold over 7,000 units of Lucyd Armor smartglasses in the current nine months, which represented approximately half of our total smartglass units sold. The strong demand for the unique Lucyd Armor product has led us to develop four alternate variants for this product line, in order to address a wider range of safety glass users; three new Armor variants launched in November 2025, and the fourth variant is planned to launch in the first quarter of 2025. The cobranded Reebok® Powered by Lucyd collection, which launched in April 2025, also contributed to the year-over-year volume increases. We sold over 1,000 units of Reebok smartglasses during the current nine months.

However, despite the aforementioned volume growth, the shift in our product mix to be more heavily skewed towards (and in fact, predominantly composed of) the Lucyd Armor line, had an unfavorable impact on our revenues, as the Armor line carries a manufacturer suggested retail price (“MSRP”) of $129, which is lower than the MSRP for our other product lines ($149 - $199).

The higher discounts in the current nine months primarily reflect our go-to-market strategy for new product lines, which included (i) introductory promotions and bundles for the Reebok® Powered by Lucyd launch to accelerate awareness and trial, and (ii) targeted clearance of older frame styles as we rationalized the assortment ahead of the November Lucyd Armor line expansion.

For the nine months ended September 30, 2025, approximately 55% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 4% through reseller partners, with 1% of our net revenues generated from Lucyd “Pro” app subscriptions. The decline in the proportional share of reseller sales versus the prior year period reflects the combination of (i) the uncertainty of the current economic environment in light of the current tariff and international trade situation which we believe has led to delays in getting large retailers to commit to placing orders for new products such as ours, and (ii) an intentional shift by the Company away from small optical accounts and the timing of purchase orders from prospective big-box and home-improvement retailers currently under evaluation. For the nine months ended September 30, 2025, we generated an aggregate of $1,213,333 of revenue from sales of non-prescription smartglasses and accessories, $479,264 from sales of smartglasses with prescription lenses, and $9,262 of revenue from app subscriptions. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while online sales generated through Lucyd.co related to smartglasses both with and without prescription lenses.

For the nine months ended September 30, 2024, approximately 61% of sales were processed on our online store (Lucyd.co), 26% on Amazon.com, and 13% through reseller partners. For the nine months ended September 30, 2024, we generated $687,855of revenue from sales of non-prescription smartglasses and accessories, $255,325 from sales of smartglasses with prescription lenses, and $2,572 of revenue from app subscriptions. All of the sales generated on Amazon.com were for non-prescription smartglasses and accessories (as we only offer prescription lenses through our website), while online sales generated through Lucyd.co related to smartglasses both with and without prescription lenses.

Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, we continue to believe that the wholesale channel is the most scalable and most promising long-term opportunity for future growth.

To date, several factors have constrained wholesale sell-through: (i) the optical retail ecosystem is fragmented and insurance-driven, which supports higher margins on conventional frames and can compress retailer margins on smart eyewear at mainstream price points; (ii) smart eyewear requires interactive merchandising and in-store demos to educate consumers, which lengthens onboarding lead times; and (iii) national retailers typically require category sell-through evidence, certifications, and planogram resets with long decision cycles. However, large national retailers have recently started to recognize smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. Our Lucyd Armor product line has a clear “smart safety glass” use case that aligns with home-improvement, safety distribution, and industrial channels, while our Reebok® sport product line aligns with electronics and sporting goods merchandising. As such, we are prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores. With our expanded Lucyd Armor variants, the Reebok® sport collection, and our interactive retail fixtures, we believe we now have the product and merchandising set needed to scale wholesale placements over time.

Therefore, we expect that e-commerce channels (Lucyd.co and Amazon) will remain a larger proportional share of our revenue in the near to medium term, with wholesale contributions increasing over time. In the long term, we anticipate that wholesale sales will comprise a larger proportional share of our revenue, which should bring consistent, large-scale orders with minimal marketing costs.

With the continued success and momentum of the Lucyd Armor smartglasses for the safety/industrial segment, which represents a growing market in which we currently have little or no direct competition, and the recent launch of Reebok® Powered by Lucyd smartglasses for the sport/active lifestyle segment, we believe we are very well positioned to generate significant revenue growth in the fourth quarter of 2025. In order to support the launch and expansion of our Reebok® Powered by Lucyd and Lucyd Armor lines, we have expanded our sales team with the addition of individuals who have significant experience in optical sales and hardware sales. In addition, during the current quarter, we have focused more efforts on international expansion, including the development of new partnerships with distributors and retailers in the UK, EU, Canada, and Latin America, as well as securing initial orders from key European markets.

Cost of Goods Sold

Our total cost of goods sold increased to $1,249,154 for the nine months ended September 30, 2025, as compared to $824,281 for the prior year nine months. This year-over-year increase of 52% was driven by a combination of volume increases and significantly higher custom duties, tariffs, and importation (freight-in) costs, partially offset by lower product sourcing costs for both frames and prescription lenses, and also lower product certification costs.

Incremental custom duties and tariff costs accounted for a significant portion of the year-over-year increase in cost of goods sold, as a result of the new or increased tariffs imposed on goods imported from various countries to the U.S., and our first large-scale U.S. import of Lucyd smart eyewear in the second quarter of 2025. We also incurred significantly higher shipping costs during the second quarter of 2025 to import large quantities of product using faster shipping methods, in order to move those goods into the U.S. before increased tariff rates went into effect. Subsequent to those initial shipments, we took actions to mitigate the impact of these tariffs; by leveraging fast‑track activation of bonded third-party logistics facilities in Shenzhen (China), Montreal (Canada), and Rotterdam (Netherlands), and by switching to a just‑in‑time U.S. inventory replenishment model, we significantly reduced dutiable volumes after the initial shipments. As a result of these actions, we were able to restore our third quarter 2025 gross profit margins to a level that is mostly consistent with our pre-tariff business plan. However, management continues to monitor trade policy and has contingency sourcing options in Southeast Asia should the U.S.‑China tariff conditions materially change.

The decrease in unit sourcing costs for frames as compared to the prior year nine months was primarily attributable to the combination of:

(i.)	realization of greater economies of scale – i.e., smart eyewear is a highly specialized product that is expensive to manufacture in smaller quantities, but over time as our manufacturing order volumes have grown, our cost per unit has decreased; and

(ii.)	improvements in product price/mix – i.e., a significant portion of the units sold in the current quarter were from our newer product lines, which have a lower manufacturing cost than our other product lines (as they are designed differently and have fewer components).

The decrease in lens fulfilment costs per unit was attributable to actions taken by management in 2024 to better manage these costs, including:

(i.)	the launch of Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer; and

(ii.)	the engagement of a new lower-cost lens supplier based in Miami, Florida during the third quarter of 2024.

Cost of goods sold for the nine months ended September 30, 2025 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $890,966; the cost of prescription lenses incurred with our third-party vendor of $184,513; commissions, affiliate referral fees, and e-commerce platform fees of $90,011; and shipping and logistics costs of $65,901. Cost of goods sold for the nine months ended September 30, 2024 included but was not limited to the cost of frames (inclusive of inventory adjustments) of $434,876; cost of prescription lenses incurred with our third-party vendor of $196,030; commissions, affiliate referral fees, and e-commerce platform fees of $95,852; shipping and logistics costs of $63,180; and product certification costs of $29,100.

Gross Profit

Our gross profit for the current nine months was $452,705, as compared to $121,471 for the prior year nine months. Our gross profit margin was 27% in the current nine months and 13% in the prior year nine months, representing an increase of approximately 14 percentage points from the prior year period. This improvement in profitability was the primarily attributable to measures that we took in 2024 to reduce our costs per sale and increase our average order value, including changing lens suppliers, launching our own transitional lenses in place of branded third-party transitional lenses, obtaining price reductions from our frame suppliers as we have scaled up our production quantities, and engaging in a variety of promotional efforts outside of traditional pay-per-click e-commerce ads. These improvements were partially offset by the negative impacts of tariffs during the current nine months.

In the near to medium term, we anticipate further growth in revenues in future quarters, largely in part due to continued momentum of Lucyd Armor and Reebok® Powered by Lucyd product lines, along with corresponding growth in total cost of goods sold. We are also continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing only on the highest volume, market-tested styles.

The optical retail market is highly fragmented and influenced by vision insurance reimbursement, which historically supports higher retailer gross margins on conventional frames. Smart eyewear carries a higher component and service cost structure, which can result in lower retailer margins at consumer price points we believe are required to broaden adoption. Large national retailers are only just now recognizing smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. As a result, we are now prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores. In the near term, we expect e-commerce channels (Lucyd.co and Amazon) to remain a larger proportional share of our revenue while we build additional sell-through evidence, secure retailer-specific merchandising, and obtain additional certifications. As national retail programs are finalized and set in stores, we expect wholesale contribution to increase over time. We believe that in the long term, the majority of our business will ultimately come from frame sales to distributors and eyewear retailers. We anticipate that recent and upcoming launches of new product lines will help us progress towards our long-term goal of shifting our sales mix more towards the wholesale channel, which should bring consistent, large-scale orders with minimal marketing costs.

Operating Expenses

Our operating expenses increased by 10% to $6,448,395 for the nine months ended September 30, 2025, as compared to $5,872,483 for the nine months ended September 30, 2024. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses were $3,679,521 for the nine months ended September 30, 2025, representing an increase of approximately $153,304 or approximately 4% compared to $3,526,217 for the prior year nine months. This modest increase in costs was mainly attributable to the net result of a combination of multiple factors, including (i) higher compensation (including stock-based compensation) and benefit costs (approximately $283,000), (ii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $231,000, and (iii) higher IT and software costs (approximately $103,000). Partially offsetting these higher costs were (i) the fact that in the prior year nine months we made a one-time release payment of $325,000 to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings, and (ii) reductions in investor relations costs of approximately $134,000.

Non-cash expenses – including depreciation, amortization, and stock-based compensation – comprised approximately 9% and 14% of our total general and administrative expenses in the current nine months and prior year nine months, respectively.

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

Sales and marketing expenses

Our sales and marketing expenses increased $418,296 or approximately 26% to $2,055,090 for the nine months ended September 30, 2025 from $1,636,794 for the nine months ended September 30, 2024. This increase was primarily driven by the combination of (i) higher advertising costs, largely related to the launch of our new Reebok® Powered by Lucyd product line during the current nine months, and (ii) increased spending on events and trade shows, as we grow and expand our network of potential business partners and retailers. To date this year, we have participated at both Vision Expo East and Vision Expo West in North America, the MIDO Eyewear Show in Italy, and a multitude of other industry events, which have helped us secure new domestic retailer accounts as well as make substantial progress in our efforts to further develop our international presence and increase our distribution into Europe and Latin America.

At the same time, we have continued to make significant investments in paid ads in order to build brand awareness, attract new customers, and increase our market share.

In the near to medium term, we expect that our sales and marketing expenses will continue to scale up to some degree as our revenue grows. From a long-term perspective, we anticipate that increases in sales and marketing expenses will be mitigated somewhat by our plan to grow our business in the wholesale optical channel, which, due to the nature of that channel, inherently does not require costly marketing campaigns to acquire each customer and does not require the platform fees associated with e-commerce sales, and as a result typically carries a lower marketing cost per unit sold. Additionally, we generally expect that a retailer who is successful with our products will reorder in large quantities, also without significant marketing expenditure.

Research and development costs

Our research and development costs were $608,784 for the nine months ended September 30, 2025, as compared to $604,472 for the nine months ended September 30, 2024, representing a year-over-year increase of approximately 1% or essentially flat compared to the prior year period.

Related party management fee

Our related party management fee was $105,000 for each of the nine-month periods ended September 30, 2025 and 2024, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $274,626 for the nine months ended September 30, 2025. This amount was primarily comprised of interest and dividends earned on our investments in U.S. Treasury bills and money market funds.

Total other income (expense), net in the nine months ended September 30, 2024 was $110,625. This amount was primarily comprised of dividends from our investments in money market funds, and, to a lesser extent, interest income earned on a short-term loan to a related party.

The increase in other income (expense), net from the prior year nine months to the current nine months was primarily attributable to higher average investment balances in the current year period.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, our cash and cash equivalents were approximately $6.7 million and $2.6 million, respectively.

As of September 30, 2025 and December 31, 2024, our total overall liquidity (cash and cash equivalents plus investments in short-term U.S. Treasury bills), which management believes provides a more accurate depiction of the Company’s liquidity and economic position, was approximately $8.0 million and $7.5 million, respectively.

Our working capital (current assets less current liabilities) was approximately $9.7 million and $8.5 million as of September 30, 2025 and December 31, 2024, respectively.

We believe our total overall liquidity, plus the availability to borrow funds via our related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months.

The Company did not have any debt obligations as of September 30, 2025 or December 31, 2024.

Cash Flow

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net cash flows from operating activities	$(5,924,987)	$(4,796,361)
Net cash flows from investing activities	3,651,077	(5,100,736)
Net cash flows from financing activities	6,344,438	10,153,476
Net Change in Cash	$4,070,528	$256,379

Net cash flows used in operating activities for the nine months ended September 30, 2025 are primarily reflective of our net loss for the period, resulting from our operating costs to support and grow our business, including sales and marketing activities, research and development, and employee-related costs. The increased use of cash during the current nine months as compared with the prior year nine months was primarily driven by elevated inventory purchases made in anticipation of future sales. Historically, the fourth quarter of the year represents our strongest sales period, and as both our sales volumes and the scale of our business have grown over the past year, our procurement activity has increased accordingly to meet expected demand.

Net cash flows provided by investing activities for the nine months ended September 30, 2025 are primarily attributable to the maturity and redemption of investments in 6-month U.S. Treasury bills totalling $5.0 million, and the investment in new 6-month U.S. Treasury bills totalling approximately $(1.3) million.

Net cash flows provided by financing activities for the nine months ended September 30, 2025 are primarily attributable to warrant exercises and other equity transactions entered into during the current period (as described in more detail below), for which we received aggregate net proceeds of approximately $6.3 million.

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

At-the-Market Offerings

The Company has entered into an at-the-market offering agreement with HCW (as sales agent) relating to the sale of common stock. From August 15, 2025 through September 30, 2025, the Company sold 341,403 shares of common stock and received approximately $716,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $692,000, and will be used for working capital and general corporate purposes.

From October 1, 2025 through October 15, 2025, the Company sold 144,496 shares of common stock and received approximately $291,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $281,000, and will be used for working capital and general corporate purposes.

Currently, the remaining availability under this at-the-market facility for future sales of common stock is approximately $1.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Co-Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Co-Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2025.

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, Harrison Gross, our Chief Executive Officer, sold an aggregate of 3,009 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended September 30, 2025, Konrad Dabrowski, our Chief AI & Growth Officer, sold an aggregate of 2,596 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended September 30, 2025, Oswald Gayle, our Chief Financial Officer, sold an aggregate of 3,535 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended September 30, 2025, David Eric Cohen, our Chief Technology Officer, sold an aggregate of 3,744 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

During the quarter ended September 30, 2025, Joaquin Abondano, our Chief Operating Officer, sold an aggregate of 1,485 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 13, 2024.

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

Innovative Eyewear, Inc.
(Registrant)

Date: November 13, 2025	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Oswald Gayle
Oswald Gayle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)