Form 10-K
period 2025-12-31
Innovative Eyewear Inc
filed 2026-03-25
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,993,000 based upon the closing price of such common stock on June 30, 2025.

As of March 25, 2026, the registrant had outstanding 6,300,661 shares of common stock, par value $0.00001 per share, which is the registrant’s only class of common stock.

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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Innovative Eyewear” means Innovative Eyewear, Inc. unless otherwise indicated.

ii

PART I

Item 1. Business.

Our History

We develop and sell cutting-edge smart eyewear – including prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses – that is designed to allow our customers to remain connected to their digital lives.

Founded and headquartered in Miami, Florida, we were initially organized as a Florida limited liability company effective August 15, 2019. On March 26, 2020, we converted from a Florida limited liability company into a Florida corporation.

We were founded by Lucyd Ltd., the inventor of the technology that our products are based upon, which is a portfolio company of Tekcapital Europe Ltd. (“Tekcapital”). Tekcapital is a U.K. based university intellectual property accelerator which builds portfolio companies around new technologies.

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

●	Our core product line, Lucyd Lyte® (which includes the Lyte XL units), was first introduced in 2021 and continues to grow and expand with the ongoing addition of new styles and multiple technological upgrades and advancements. The Company is continuously iterating and improving its frame lineup, offering a mixture styles that have consistently performed well since the introduction of Lucyd Lyte and new styles to align with market trends and evolving consumer demand. We currently offer seven different models under the Lucyd Lyte collection.

●	Our Lucyd Armor product line provides all of the powerful features of Lucyd eyewear in stylish safety glasses designed for all-day wear. Lucyd Armor smart safety glasses have been certified to meet safety standards in the U.S., Canada, United Kingdom, and European Union. First launched in October 2024, Armor has rapidly become one of our best-selling products, and in November 2025, we launched additional new variants of the Lucyd Armor glasses, in order to expand the collection to a wider audience and build on the success of the original model with important variations in lens functionality and sizing. We currently offer five different models of Lucyd Armor smart safety glasses.

●	The Nautica® Powered by Lucyd smart eyewear collection, first launched in January 2024, includes eight different frame styles, along with various branded accessories including a power brick, cleaning cloth, and a slipcase adorned with the iconic Nautica sail logo. This collection introduced the Company’s first “global fit” style, which supports low nose bridge customers.

●	The Eddie Bauer® Powered by Lucyd smart eyewear collection, first launched in April 2024, includes four different frame styles, and showcases the first-to-market rimless smart eyewear design. The Eddie Bauer collection is a premium product line featuring brushed titanium hardware, improved sound quality, and includes the patent-pending Lucyd dock with every unit.

●	In April 2025, we launched the Reebok® Powered by Lucyd sport smart sunglasses collection in eight different frame styles. This collection features custom high-fidelity speakers, powerful amplifiers, and equalizers specifically tuned for outdoor activities and sports environments. Subsequently, in November 2025, we launched two additional styles of Reebok® Powered by Lucyd sport smart sunglasses.

●	We plan to launch the Reebok® Powered by Lucyd premium optical collection in the first half of 2026.

Our current product offering consists of 34 different models across the traditional, sport, and safety categories. Most styles are available with 100+ different lens and prescription options, resulting in thousands of sellable variations of products currently available. With Lucyd Lyte and our Nautica® and Eddie Bauer® lines (traditional), Reebok® (sport) line, and Lucyd Armor (safety) line, we believe we are the first smart-eyewear company with products concurrently in the traditional, sport, and safety eyewear categories. Our cobranded license arrangements enable us to offer a more diversified product portfolio and help us reach distinct consumer segments and demographics (for example, Nautica® skews more fashion-forward than Lucyd Lyte, Eddie Bauer® reaches an older demographic, and Reebok® attracts younger, more active customers).

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

The Company currently has an overall portfolio of owned and licensed intellectual property of over 120 patents and applications.

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

Kiosks and Retail Fixtures

We provide certain retail partners with point-of-sale display materials, including virtual try-on kiosks, modular display units, and interactive LCD fixtures designed to support in-store product education and demonstrations. Many of our retail fixtures allow for customization to suit our retail store partners’ needs, and our newer fixtures feature a proprietary kiosk app that we developed in-house.

During 2025, we continued to develop and enhance our merchandising display systems, including updated designs intended to support features such as video content, product education, and interactive product demonstrations (e.g., audio testing and/or digital try-on content).

The Company currently offers three key display systems: (1) Hero Displays, which are unpowered branding stands, (2) Counter Kiosks, which offer digital and interactive demo experiences, and (3) the Lucyd Kiosk, which is a freestanding screen for larger stores. Across all display systems offered by the Company, approximately 60 displays have been deployed to vendors as of December 31, 2025.

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

In a sense, we view this integration of technology and vision correction/protection as the next evolutionary step in the development of eyewear. Over the entire course of eyewear development and history, many of the innovations have dealt with improving the lenses of the glasses. Notably, eyewear frames have not improved much in the past 400 years, with the exception, in our view, of the utilization of plastic to reduce weight and provide a wider range of designs and finishes, and the introduction of new hinge types. We view the integration of Bluetooth technology into the arms of the glasses as one of the key next steps to enhance one of the world’s most important wearables: eyewear.

Additionally, as part of our commitment to a great customer experience, we listen to feedback from our customers, and continuously strive to improve customer satisfaction and experience with our products.

We have made strong strides towards our goal of making smart eyewear accessible to the mass market. Several developments towards this end include developing our smart frames in multiple temple lengths; the introduction of smart eyewear specifically for women and youth, which are typically missing from similar offerings; and the introduction of smart eyewear for adults with petite or narrow faces. Our expansive product offering currently consists of 34 different models, which offers a similar amount of style variety as many traditional eyewear collections. When paired with the Lucyd app, our smartglasses provide a new and safer wearable user experience suitable for everyone.

Our goal is to become a meaningful player in the smart eyewear market. Our successes to date demonstrate our ability to not only compete, but to lead in the rapidly changing and expanding technological eyewear market, and we intend to continue spearheading innovation in the field.

Giving Back

The Company believes good vision is a human right, and to this end makes regular frame donations to charitable organizations in South Florida and beyond. We have supported those in need through our donation of glasses frames to New Eyes (https://new-eyes.org/about-us), a charity dedicated to helping children and adults in need of eyewear. We have also participated in a partnership with the Miami Rescue Mission to support our local community with eyewear. Most recently, we donated 125 pairs of Lucyd Lyte smart glasses to North Miami High School in 2025.

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

According to the Vision Council, the total addressable market for eyewear in the U.S. was $69.5 billion in 2025, up 4.4% from 2024. The smartglass market size was estimated at $2.5 billion worldwide in 2025, and is expected to grow at a compounded annual growth rate of 24% from 2026 to 2033 according to Grand View Research.

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

The common denominator among markets for hearables and digital assistants is that they facilitate real-time access to digital data, whether it is through music, calls, navigational directions, or information, among other uses. The combination of hearables and digital assistants provides a transparent, ergonomic interface between the users and their digital lives. At Innovative Eyewear, we are dedicated to a touch-free interface and untethering our customers’ eyes from their smartphone screens, through our smart eyewear product.

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

Our Business Strategy

When we first started our company, there was, in our view, no attractive smart eyewear that addressed the basic consumer need for good looking designer glasses that were stylish, comfortable, lightweight, and provided the functionality of hearables, and priced around the same as regular glasses.

At the core of our strategy are the following principles:

1.	Consumers prefer smart eyewear that looks and feels like traditional glasses and sunglasses; this is a key element in the design of all of our frames, and makes it easier for traditional eyewear users to switch to our products.

2.	For a smart eyewear line to achieve mass market penetration, it should cost a similar amount to traditional designer eyewear, especially while the category is still emerging and most consumers are not yet familiar with it.

3.	Smart eyewear must be user-friendly and have an interface that is easy to navigate by the wearer, even when their hands are wet or gloved. As such, we deploy highly tactile interfaces on our eyewear.

4.	The battery life of smart eyewear should be sufficient to support smart functionalities throughout the day without needing to be recharged mid-day.

5.	Rather than burdening our hardware with mechanical features such as cameras and microdisplays which may be unnecessary for many users, we instead leverage software platforms that can add functionality without increasing the weight or size of the frames.

6.	By adhering to the above principles, we can eliminate any “costs of switching” from traditional eyewear to smart eyewear, and build customer lifetime value by offering a more powerful combination of fashion, smart features, and vision correction and protection than available from other companies.

All of our products are designed in Miami, manufactured in China, and sold through a combination of e-commerce channels and wholesale and retail partners, including independent optical stores and certain national and specialty retailers., Currently, our products are sold in over 400 retail stores (across over 300 unique wholesale accounts), primarily in the U.S. and Canada. During the latter half of 2025, we have begun to focus more efforts on international expansion, including the development of new partnerships with distributors and retailers in the UK, EU, Canada, and Latin America, as well as securing initial orders from key European markets. Domestically, our strategy has recently been focused on pursuing online and in-store big box retailers, and in-store and online specialty retailers.

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

Competition

The smart eyewear industry in which we operate is competitive and is subject to changes as it continues to evolve. The smart eyewear market encompasses multiple product categories, including: (i) audio‑enabled smart glasses that provide open‑ear audio and access to voice assistants; (ii) camera‑enabled smart glasses that combine audio with photo/video capture and social‑media features; and (iii) augmented reality (“AR”) and virtual reality (“VR”) headsets and glasses.

We primarily compete in the audio‑enabled smart glasses category, and we also compete with certain camera‑enabled smart glasses and with traditional (non‑smart) eyewear and headphones. AR/VR headsets and glasses generally target different use cases, price points, and form factors than our products, and we do not currently focus our product strategy on AR/VR headset devices.

Our competitors include large technology companies, consumer electronics companies, eyewear brands, and manufacturers of industrial safety eyewear. Many of these competitors – such as, for example, Amazon, Meta, and Solos – have substantially greater manufacturing, financial, research and development, personnel, and marketing resources than we do. As a result, although we believe our products are currently superior, our competitors may be able to develop superior products, and compete more aggressively and sustain their competitive advantage over a longer period of time than us. Our products may be rendered obsolete in the face of competition.

Our Competitive Strengths

A Unique Solution to a Common Problem. While immensely useful, smartphones can present a safety hazard to motorists, pedestrians, and cyclists because smartphones can distract people from the task or activity at hand. According to the Governors Highway Safety Association, there were over 7,000 pedestrian deaths in the U.S. in 2024, and experts believe smartphones were partially to blame. Recent data from the Governors Highway Safety Association indicates that since 2016, the number of pedestrian deaths rose by 20%, (Pedestrian Traffic Fatalities by State: 2024 Preliminary Data – (https://www.ghsa.org/resource-hub/pedestrian-traffic-fatalities-2024-data). We believe that the distraction created by smartphones originates in two forms: (1) via headphones or earbuds, where the user is deprived of full audible situational awareness; and (2) via the visual interface of the phone, which distracts the user completely from their surroundings. Lucyd Lyte open-ear audio helps address this problem by having the speakers mounted at the temples (in the arms) of the glasses. There is nothing in the ear canal and, as a result, individuals can better maintain situational awareness, such as hearing the traffic around them, as well as nearby sounds. Many of our competitors have relatively bulky speakers enclosed within the temples, while Lucyd Lyte’s speakers and temples are thin, which allows them to look similar to traditional designer glasses. Furthermore, through the quick and easy touch controls on Lucyd Lyte glasses, the wearer can perform many tasks for which they would normally pull out their phone – thus our glasses help untether the eyes of the user from their smartphones throughout the day and enable them to remain more visually vigilant and aware of the traffic around them.

Affordable Price Point. We generally price our smart eyewear in a range intended to be competitive with traditional designer eyewear. The Manufacturer’s Suggested Retail Price (“MSRP”) for our Lucyd smart eyewear starts at $149, with advanced options and customizations available at higher price points, which are at the discretion of the customer. A basic prescription lens upgrade is offered for $40. By comparison, most of our U.S.-based competitors offer products that are more expensive, starting at approximately $249 or higher, with higher costs to add prescriptions.

Camera‑Free, Voice‑First Design. Our products are designed to deliver hands‑free audio and voice assistant access without a camera, which we believe can support user privacy preferences, enable longer battery life, and lighter weight compared to certain camera‑enabled alternatives, and help maintain price parity with traditional eyewear.

Quality. All of our frames can be outfitted in-house or by optical resellers with any combination of prescription, sunglass, reading, and blue light lens formats. Our frame fronts are made with what we believe are high quality optical materials to ensure easy lens fitting by any optician.

Customizable Product Offering. There are 100+ lens types available for our smart glasses, making our products the most customizable smart eyewear in the world. Our partnership with a third-party optical lab in Florida allows us to offer custom lenses and direct prescription fulfillment to our customers quickly and affordably.

Comfort. At just 1.0 - 1.75 ounces, our eyewear has a feather-light fit, suitable for all day vision correction or sun protection (traditional glasses weigh about 1 ounce). This is especially important while on the go. Our 1.0 ounce titanium aviators are among the lightest smart eyewear ever made.

Long Battery Life. At 8 - 12 hours of playback per charge, our current product offering of Lucyd eyewear outpaces most, if not all, of the competition on battery life.

Capital Light Business Model. All of our products are sold through multiple e-commerce channels, and are distributed through optical or other retailers. We believe this capital light approach is highly scalable and efficient in the deployment of resources. We view “capital light” as being more efficient by obviating the need to build factories and retail stores, while partnering with existing companies in both of these groups.

Multiple-Channel Approach. We sell our products both through multiple online channels and multiple categories of brick-and-mortar retail stores. We believe this multi-channel approach provides us with an advantage against our competitors who sell in a narrower selection of channels.

Vertical‑Specific Product Strategy. We design and market smart eyewear for multiple segments, including industrial safety, sport/performance, and everyday optical/lifestyle use. While we face competitors in each segment, we believe our focus on mass‑market use cases and familiar eyewear form factors differentiates our approach from certain competitors that emphasize more technology‑heavy devices.

Compliance and Safety Positioning. Lucyd Armor products are designed and marketed as safety eyewear and have been certified to meet applicable safety standards, including ANSI Z87.1 (United States), CSA Z94.3 (Canada), and EN ISO 166 (European Union).

Intellectual property and know‑how. We have developed and acquired intellectual property related to smart eyewear design and software integrations, and we continue to pursue additional patent protection where appropriate.

Experienced Management Team. We have an experienced board of directors with more than 100 years of combined experience in the eyewear industry, and a management team with substantial experience in software and electronics engineering and operating eyewear and technology companies.

Sales

We have two major sales channels: (1) e-commerce (primarily via Lucyd.co and Amazon.com), and (2) a growing network of retail stores across a variety of resellers. Additionally, we have a robust presence on multiple e-commerce and social media platforms, which facilitates several customer on-ramps for the Lucyd brand, and numerous ad campaign strategies. Building on our early successes of driving traffic to our website Lucyd.co, from Facebook, Instagram, and TikTok, we deploy high quality content on multiple platforms to continuously keep customers engaged and drive brand awareness.

Online retail sales accounted for the majority of our sales in 2025 and 2024, and have represented the majority of our sales since inception.

E-commerce Channels

1.	Company website: Lucyd.co

Lucyd.co is our primary e-commerce point of sale. The site offers the most customization options of any of our sales channels and a full prescription lens lab, offering over 100 different lens types, including transition lenses and progressive bifocals. Additionally, the Lucyd website ships worldwide and provides a quick and smooth buying experience.

2.	Amazon

Amazon.com/lucyd is our brand shop on Amazon. It drives a significant portion of our online sales, but limits the number of variations we can offer on our frames (e.g., prescription lenses are not permitted on Amazon). However, through Amazon, we are still able to offer color lens sunglass variants and blue light blocker pairs, in addition to our charging dock accessory item. We continually monitor and test traffic flow to Lucyd.co versus Amazon.com to ensure our online ad spend is fully optimized.

3.	Other Major Websites

In addition to our online sales through Lucyd.co and Amazon.com, our products are also sold on Walmart.com, Target.com, BestBuy.com, DicksSportingGoods.com, and eBay.

4.	Social Selling

Not only do we use social media to drive traffic to our main sales channels, but we also take advantage of intra-social shops as well, and have deployed shopping experiences through Facebook, Instagram, and TikTok to gain further brand awareness.

We also offer two affiliate platforms via Awin and Shopify for peer-driven sales. The Awin program is for professional affiliate and deal promotion companies, and increases revenue on Lucyd.co by offering direct commissions in exchange for converting web traffic. The Shopify affiliate program enables Lucyd brand enthusiasts to get a financial reward for sharing the brand, and operates on similar terms as the Shareasale program where we provide a commission rate in exchange for converting web traffic.

Retail Channels

1.	Independent Eyewear Stores

The core of our B2B business is formed by our relationship with numerous eyewear store retailers across the United States and Canada, which provide our smart frames directly to their optical customers. Many of these retail stores have placed multiple stocking orders since first launching our wholesale business in 2021. To support our resellers, we offer a strong co-op marketing program that includes free store display materials. As part of this strategy, we provide customizable modular display systems and interactive LCD retail fixtures to our resellers to provide an immersive virtual try-on experience along with detailed product info and videos for prospective customers.

2.	National Eyewear Chains

Thanks to aggressive promotion from competing glasses, retailers are now more open to introducing smart eyewear in their stores and on their e-commerce platforms. Based on our current discussions with several major optical businesses (by store size), we believe at least one additional major optical chain or national optical buying group will onboard our product line in 2026. However, there can be no assurances that any of these retailers and distributors will sell our products.

3.	Big Box Retail Stores (electronics, sporting goods, home improvement, general merchandise)

In addition to mainstream optical channels, we distribute our Lucyd eyewear through leading big box stores, such as Best Buy and Dick’s Sporting Goods, through either their eyewear or electronics departments. We have recently expanded our electronics retail presence through partnerships with specialized electronics retailers, further strengthening our position in the consumer electronics segment.

Additionally, with the successful launch and explosive growth of Lucyd Armor Safety Smart Eyewear, we are expanding into the safety eyewear market. Our distribution strategy targets major home improvement retailers including Home Depot, Lowe’s, Ace Hardware, and Canadian Tire, as well as leading industrial PPE (personal protective equipment) distributors such as Grainger and Fastenal. This certification-backed entry into the safety market represents a significant expansion of our addressable market.

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

Beginning in April of 2025, the United States government has announced new or increased tariffs on goods imported from various countries to the U.S. We have taken actions to mitigate the negative impacts of the tariffs, including diversifying our logistics network and modifying our product fulfilment and replenishment model. More specifically, we opened three new fulfillment centers (in Europe, Canada, and the Shenzhen special economic zone of China) to improve the fluidity of our international factory direct business (which is not subject to U.S. tariffs), and are working to rapidly expand this business unit with regional resellers. Additionally, we have conducted a thorough investigation of alternatives to Chinese manufacturing in the event that tariffs make manufacturing there untenable. Although this has not yet come to pass, the Company is prepared to shift manufacturing to Taiwan and/or Vietnam if necessary, and has developed contingency plans to do so.

These and other actions taken by management to date to mitigate the impacts of tariffs have been largely successful thus far, and restored our third and fourth quarter 2025 gross profit margins to a level that was mostly consistent with our pre-tariff business plan. However, the current international geopolitical climate related to tariffs is fluid and continues to evolve. We are actively monitoring the ongoing tariff and trade policy developments, and continue to evaluate the potential impacts to our business, cost structure, supply chain, and the broader economic environment.

Marketing

We market our products through a combination of digital advertising, online marketplaces, social media, influencer and user‑generated content, email marketing, affiliate programs, public relations, and wholesale partner co‑marketing initiatives. We employ a 360-degree marketing strategy that encompasses both brand and user-generated content syndication across earned, owned, and paid platforms. As the first smart eyewear manufacturer developing tailored products for specific use cases, our marketing approach uniquely addresses distinct segments through our All-Day Wear, Sun, Sports, and Safety product lines. This segmented strategy enables us to deliver targeted messaging to professional users seeking AI-enabled daily eyewear, active individuals requiring high-performance features, and industrial users needing certified protective equipment with smart capabilities.

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

Our wholesale marketing strategy includes traditional sales email and call outreach; attendance at national, international, and regional optical trade shows; optical, athletic, and safety trade advertisements; and B2B mailer and digital mailer campaigns to inform optical businesses about our new releases.

We seek to create memorable experiences and products that resonate with our customers, coupled with premium content and campaigns designed to expand our brand presence and market share across all our target segments. We intend to continue to refine and expand our marketing efforts in 2026 and going forward.

Our influencers

To accelerate brand awareness and product sales, we have implemented an influencer strategy to engage leading figures in sports and the arts, who like and enjoy wearing Lucyd smart glasses. Our influencers promote our products on social media, provide us with product placement opportunities at sporting events and other cultural events, and have granted us contractual rights to use their names and likenesses in connection with the advertisement and sale of our products. We have engaged UK football legend and Olympic athlete Micah Richards as our lead brand ambassador. The Company also regularly engages popular influencers on TikTok and Instagram to promote its products, and envisions TikTok will become a significant e-commerce channel in the future. We plan to add additional influencers in the future to enhance awareness and sell-through for a number of key demographics.

Intellectual Property

Our current U.S. and foreign patent portfolio is as listed below.

Registered and Pending Patent Applications Owned by Innovative Eyewear, Inc.

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
10,908,419	Smartglasses and Methods and Systems for Using Artificial Intelligence to Control Mobile Devices Used for Displaying and Presenting Tasks and Applications and Enhancing Presentation and Display of Augmented Reality Information	U.S.	June 28, 2018	Issued	February 2, 2021
D899,493	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D900,203	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D899,494	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,495	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,496	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D900,204	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D900,205	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D900,920	Smart Glasses	U.S.	March 22, 2019	Issued	November 3, 2020
D900,206	Smart Glasses	U.S.	March 22, 2019	Issued	October 27, 2020
D899,497	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,498	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,499	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D899,500	Smart Glasses	U.S.	March 22, 2019	Issued	October 20, 2020
D954,135	Round Smartglasses Having Flat Connector Hinges	U.S.	December 12, 2019	Issued	June 7, 2022
D958,234	Round Smartglasses Having Pivot Connector Hinges	U.S.	December 12, 2019	Issued	July 19, 2022
D955,467	Sport Smartglasses Having Flat Connector Hinges	U.S.	December 12, 2019	Issued	June 21, 2022
D954,136	Smartglasses Having Pivot Connector Hinges	U.S.	December 12, 2019	Issued	June 7, 2022

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
62/941,466	Wireless Smartglasses with Quick Connect Front Frames	U.S.	November 27, 2019	Non-Provisional Application filed on November 25, 2020; U.S. App. No. 17/104,849	n/a
D954,137	Flat Connector Hinges for Smartglasses Temples	U.S.	December 19, 2019	Issued	June 7, 2022
D974,456	Pivot Hinges and Smartglasses Temples	U.S.	December 19, 2019	Issued	January 3, 2023
11,282,523	Voice Assistant Management	U.S.	March 25, 2020	Issued	March 22, 2022
D1,010,718	Wayfarer Smartglasses	U.S.	July 20, 2020	Issued	January 9, 2024
D951,334	Round Smartglasses	U.S.	July 20, 2020	Issued	May 10, 2022
12,216,341	Wireless Smartglasses with Quick Connect Front Frames	U.S.	November 25, 2020	Issued	February 4, 2025
D1,013,765	Smartglasses	U.S.	September 1, 2021	Issued	February 6, 2024
D1,030,851	Smartglasses	U.S.	September 1, 2021	Issued	June 11, 2024
D1,030,852	Smartglasses	U.S.	September 1, 2021	Issued	June 11, 2024
D1,030,853	Smartglasses	U.S.	September 1, 2021	Issued	June 11, 2024
207516	Smartglasses	Canada	October 29, 2021	Issued	May 17, 2023
207517	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207518	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
207519	Smartglasses	Canada	October 29, 2021	Issued	May 23, 2023
29/814,016	Safety Smartglasses	U.S.	November 2, 2021	Pending	n/a
D1,051,978	Safety Shields	U.S.	November 2, 2021	Issued	November 19, 2024
63/274,920	Safety Glasses	U.S.	November 2, 2021	Non-Provisional Application filed on October 21, 2022; U.S. App. No. 18/048,715	n/a
207956	Safety Smartglasses	Canada	November 17, 2021	Issued	May 23, 2023
207957	Safety Shields	Canada	November 17, 2021	Issued	May 30, 2023
2021307950576	Safety Smartglasses	China	December 2, 2021	Issued	March 26, 2024
ZL 2021307955902	Safety Shields	China	December 2, 2021	Issued	May 3, 2022

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
18/048,715	Safety Glasses	U.S.	October 21, 2022	Pending	n/a
3180624	Safety Glasses	Canada	November 1, 2022	Pending	n/a
202211367067X	Safety Glasses	China	November 2, 2022	Pending / published	n/a
42023078694.9 / 40089894	Safety Glasses	Hong Kong	September 5, 2023	Pending / published	n/a
D1,051,829	Charging Cradle	U.S.	November 10, 2021	Issued	November 19, 2024
63/297,056	Charging Cradle for Smartglasses	U.S.	January 6, 2022	Non-Provisional Application filed on December 29, 2022; U.S. App. No. 18/147,002	n/a
212589	Charging Cradle	Canada	May 9, 2022	Issued	February 27, 2024
ZL 2022302715131	Charging Cradle	China	May 10, 2022	Issued	October 21, 2022
18/147,002	Charging Cradle for Smartglasses	U.S.	December 27, 2022	Pending	n/a
D1,020,849	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,019,750	Smartglasses	U.S.	February 9, 2023	Issued	March 26, 2024
D1,020,850	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,019,746	Smartglasses	U.S.	February 9, 2023	Issued	March 26, 2024
D1,020,851	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,024,177	Smartglasses	U.S.	February 9, 2023	Issued	April 23, 2024
D1,020,863	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,852	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,853	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,854	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,855	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,856	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,020,857	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024

App/Patent Number	Title	Country	Filing Date	Status	Grant Date
D1,020,858	Smartglasses	U.S.	February 9, 2023	Issued	April 2, 2024
D1,023,123	Smartglasses Temples	U.S.	February 13, 2023	Issued	April 16, 2024
18/189,547	System, Apparatus, and Method For Using a Chatbot	U.S.	March 24, 2023	Pending	n/a
18/463,465	Spring-loaded Hinges For Smartglasses	U.S.	September 8, 2023	Pending	n/a
D1,112,452	SAFETY EYEWEAR	U.S.	March 1, 2024	Granted	February 10, 2026
18/605,092	SMART EYEWEAR HAVING ACCESSIBLE TACTILE CONTROLS	U.S.	March 14, 2024	Pending	n/a
PCT/US24/20715	SYSTEM, APPARATUS, AND METHOD FOR USING A CHATBOT	PCT	March 20, 2024	Pending	n/a
BR 302024004471-2	SAFETY EYEWEAR	Brazil	August 28, 2024	Pending	n/a
MX/f/2024/002575 / 74890	SAFETY EYEWEAR	Mexico	August 28, 2024	Pending	n/a
PCT/US25/15969	Smart Eyewear Having Accessible Tactile Controls	PCT	February 14, 2025	Pending	n/a
19/273,052	SMARTGLASSES DEVICE WITH INTEGRATED RF AND WIRELESS COMMUNICATION CAPABILITIES AND COMPATIBLE SOFTWARE APPLICATION INTERFACE	US	July 17, 2025	Pending	n/a
3286829	SYSTEM, APPARATUS, AND METHOD FOR USING A CHATBOT	Canada	September 22, 2025	Pending	n/a
EP24781569.9	SYSTEM, APPARATUS, AND METHOD FOR USING A CHATBOT	EP	October 22, 2025	Pending	n/a
19/413,264	APPARATUS, SYSTEMS AND METHODS FOR INTEGRATING GENERATIVE ARTIFICIAL INTELLIGENCE (AI) CHATBOTS IN HEARABLES	US	December 9, 2025	Pending	n/a

Registered Patent Applications Licensed from Ingeniospec, LLC

App/Patent Number	Title	Country
7,192,136	Tethered Electrical Components for Eyeglasses	U.S.
7,255,437	Eyeglasses with Activity Monitoring	U.S.
7,380,936	Eyeglasses with a Clock or Other Electrical Component	U.S.
7,401,918	Eyeglasses with Activity Monitoring	U.S.
7,438,410	Tethered Electrical Components for Eyeglasses	U.S.
7,481,531	Eyeglasses with User Monitoring	U.S.
7,500,746	Eyewear with Radiation Detection System	U.S.
7,500,747	Eyeglasses with Electrical Components	U.S.
7,581,833	Eyewear Supporting After-Market Electrical Components	U.S.
7,621,634	Tethered Electrical Components for Eyeglasses	U.S.
7,677,723	Eyeglasses with a Heart Rate Monitor	U.S.
7,771,046	Eyewear with Monitoring Capability	U.S.
7,792,552	Eyeglasses for Wireless Communications	U.S.
8,109,629	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
8,337,013	Eyeglasses with RFID Tags or with a Strap	U.S.
8,430,507	Eyewear with Touch-Sensitive Input Surface	U.S.
8,434,863	Eyeglasses with a Printed Circuit Board	U.S.
8,465,151	Eyewear with Multi-Part Temple for Supporting One or More Electrical Components	U.S.
8,500,271	Eyewear Supporting After-Market Electrical Components	U.S.
8,770,742	Eyewear with Radiation Detection System	U.S.
8,905,542	Eyewear Supporting Bone Conducting Speaker	U.S.
9,033,493	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
9,488,520	Eyewear with Radiation Detection System	U.S.
9,547,184	Eyewear Supporting Embedded Electronic Components	U.S.
9,690,121	Eyewear Supporting One or More Electrical Components	U.S.
10,060,790	Eyewear with Radiation Detection System	U.S.
10,061,144	Eyewear Supporting Embedded Electronic Components	U.S.
10,310,296	Eyewear with Printed Circuit Board	U.S.
10,330,956	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
10,345,625	Eyewear with Touch-Sensitive Input Surface	U.S.
10,359,311	Eyewear with Radiation Detection System	U.S.
10,539,459	Eyewear with Detection System	U.S.
11,086,147	Eyewear Supporting Electrical Components and Apparatus Therefor	U.S.
11,204,512	Eyewear Supporting Embedded and Tethered Electronic Components	U.S.
11,243,416	Eyewear Supporting Embedded Electronic Components	U.S.
11,326,941	Eyewear with Detection System	U.S.

App/Patent Number	Title	Country
11,513,371	Eyewear with Printed Circuit Board Supporting Messages	U.S.
11,536,988	Eyewear Supporting Embedded Electronic Components for Audio Support	U.S.
11,630,331	Eyewear with Touch-Sensitive Input Surface	U.S.
11,644,361	Eyewear with Detection System	U.S.
11,644,693	Wearable Audio System Supporting Enhanced Hearing Support	U.S.
11,733,549	Eyewear Having Removable Temples That Support Electrical Components	U.S.
11,762,224	Eyewear Having Extended Endpieces to Support Electrical Components	U.S.
11,803,069	Eyewear with Connection Region	U.S.
11,829,518	Head-worn Device with Connection Region	U.S.
ZL 200510067143.5	Radiation Detection System for Eyewear and Other Products	China

Registered Trademarks and Applications:

Trademark	Trademark Number	Status	Jurisdiction
LUCYD	UK00003258030	Registered	UK
Lucyd Lens	UK00003258093	Registered	UK
Lucyd Loud	UK00003400531	Registered	UK
Upgrade your eyewear	UK00003400579	Registered	UK
GaaS	UK00003451728	Registered	UK
Vyrb	UK00003477240	Registered	UK
Lyte	UK00003526151	Registered	UK
Upgrade your eyewear	90407646	Registered	US
LUCYD	90407723	Registered	US
Lyte	90381051	Registered	US
Lucyd Armor	98758973	Pending	US
LUCYD LOUD	18845889	Registered	EU
LUCYD	18846419	Registered	EU
LUCYD	UK00003886937	Registered	UK
LUCYD	International Reg. No. 1738602	Examination	Mexico
LUCYD	International Reg. No. 1738602	Examination	Canada
LUCYD	International Reg. No. 1738602	Registered	Japan
AERO	99349186	Pending	US
Lucyd Aero	99349223	Pending	US

Human Capital

Our employees’ knowledge and personality attributes enable our company to achieve its goals, develop our business, and remain innovative. As of December 31, 2025, we had 13 full time employees, spread over business development, marketing, finance, sales, app design, support, and frame design. Our employees are supported by numerous consultants, contractors, independent sales representatives, and third-party service providers. Overall, we believe that our relationship with our employees is good. None of our employees are represented by a labor union.

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

Risks Related to our Business, Strategy and Industry

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

●	The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.

●	We have a history of losses, and we may be unable to achieve or sustain profitability.

●	We have limited experience in scaling a smart eyewear business. If we are unable to manage our expected growth effectively, our brand and financial performance may suffer.

●	We currently derive all of our revenue from sales of our glasses. A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operation.

●	Increases in component costs, shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain; factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.

●	We face significant risks due to our dependency on foreign supply and manufacturing chains, geopolitical and economic changes, and changes in public perception about internationally sourced and manufactured products.

●	We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

●	If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

●	If we fail to successfully launch or after we launch receive sufficient revenue from our cobranded collections with Nautica, Eddie Bauer, and Reebok, our business, financial condition, and results of operations would be harmed.

●	Eyeglasses are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturer or optical laboratory, to obtain and maintain the necessary marketing authorizations for our products could have a material adverse effect on our business.

●	Our profitability and cash flows may be negatively affected if we are not successful in managing our supply chain and customer demands for product deliveries.

●	If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.

●	We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.

●	Our multichannel channel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our solutions may become less competitive.

●	We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

●	A decline in sales of our eyewear would negatively affect our business, financial condition, and results of operations.

●	We could be adversely affected by product liability, product recall or personal injury issues.

Risks Related to our Intellectual Property

●	We license some of our technology from Lucyd Ltd. and from a third party. Our inability to maintain these licenses could materially affect our business, financial condition, and operating results.

●	Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.

●	We may incur costs to defend against, face liability or for being vulnerable to intellectual property infringement claims brought against us by others.

Risks Related to Our Dependence on Third Parties

●	We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.

●	Our projects could be hindered due to our dependence on third parties to complete many of our contracts.

●	We depend on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control; and, as we grow, the cost of acquiring new customers may continue to rise and become uneconomical.

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

We compete directly with large, integrated optical players that sell both at the retail level and online such as Ray-Ban® that have multiple products, well-regarded brands and retail banners, as well as established and well-regarded consumer electronics companies. This diversified and capable competition takes place both in physical retail locations as well as online, for smart glasses. To compete effectively, we must continue to create, invest in, or acquire, advanced technology, incorporate this technology into our products, obtain regulatory approvals in a timely manner where required, and process and successfully market our products.

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

We have had net losses since inception, had a net loss of $7.5 million for the year ended December 31, 2025, and had a net loss of $7.8 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $32.3 million. Because we have a limited operating history it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to increase our profitability or become profitable.

Our ability to generate profit depends on our ability to strengthen and expand our brand, continue to provide exciting products customers love, expand sales and improve margins. We are aiming to achieve profitability in the next two years, and between now and then we plan to efficiently invest in the business to bring it to scale by:

●	enhancing our products with new designs, functionality, and technology to widen our appeal and delight customers in a wide variety of demographic groups; and,

●	investing in our product development, supply chain, and sales and marketing capabilities to leverage external resources as efficiently as possible to ensure that smart glasses are affordable for the majority of the world’s population who need them.

However, we may not succeed in any of the foregoing, and the planned investments may not result in profitability.

We have limited experience in the smart eyewear space. If we are unable to manage our growth effectively, our brand and our financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.

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

The industry for stylish, affordable smart glasses, is rapidly evolving and may not develop as we expect. Even if our net revenue continues to increase, our net revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, you should not rely on our net revenue growth rate for any prior period as an indication of our future performance. Overall growth of our net revenue will depend on a number of factors, including our ability to:

●	Increase exogenous distribution of our products in optical stores, big box retailers, specialty retailers, and through multiple e-commerce channels;

●	Price our products so that we are able to attract new customers and expand our relationships with existing customers;

●	Accurately forecast our net revenue and plan our operating expenses accordingly;

●	Successfully compete with other companies that are currently in, or may in the future enter, the smart eyewear industry or the markets in which we compete, and respond to developments from these competitors such as pricing changes and the introduction of new products and features, noting that most, if not all, of our competitors have stronger balance sheets and larger staffs to devote to their products;

●	Comply with existing and new laws and regulations applicable to our business;

●	Develop new product offerings, with services and features, including in response to new trends, competitive dynamics, or the needs of customers;

●	Successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our business;

●	Avoid interruptions or disruptions in our supply chain from natural disasters and political uncertainty;

●	Provide customers with a high-quality experience and customer service and support that meets their needs;

●	Hire, integrate, and retain talented sales, customer experience, product design, and development and other personnel;

●	Effectively manage growth of our business, personnel, and operations;

●	Effectively manage our costs related to our business and operations; and,

●	Enhance our reputation and the value of the Lucyd brand.

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

We source components from suppliers located in China. Effective September 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Beginning in April of 2025, the U.S. government announced new or increased tariffs on goods imported from various countries to the U.S.; as of April 2025, smart eyewear products that entered the U.S. from China had a total effective duty of 27.5%. In February 2026, the Supreme Court of the U.S. struck down a portion of the tariffs that were announced in April 2025. Currently, there remains to be uncertainty as to whether there will be any other changes to U.S. government trade policy. Although management took actions during 2025 which were largely successful in mitigating the impacts of the tariffs in effect at the time, and continues to monitor the evolving international trade and tariff situation and has developed contingency sourcing options should conditions materially change, we cannot predict with certainty the impact that tariffs may have on our business and financial results in the future, and cannot provide any assurance that any actions we may take in the future to mitigate the impacts of tariffs will be successful.

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

Maintaining and enhancing our appeal and reputation as a stylish, innovative, and coveted brand is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products and services will depend on a number of factors, including our marketing efforts, ability to continue to develop our products and services, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. The strength of our brand will depend largely on our ability to provide stylish, technologically enhanced products and quality services at competitive prices. Brand promotion activities may not yield increased net revenue, and even if they do, the increased net revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also plan to expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in protecting our trademarks. Our trademarks may be diluted, and we may suffer harm to our reputation, or other harm to our brand. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected.

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

If we receive insufficient revenue from our cobranded collections with Nautica, Eddie Bauer, and Reebok, our business, financial condition, and results of operations would be harmed.

We launched our cobranded collections with Nautica and Eddie Bauer in the first and second quarters of 2024, respectively, and launched our Reebok cobranded collection in the second quarter of 2025. We believe these brand partnerships will grow our company due to the global renown of these partners, and we believe that these brand partnerships will play a significant role in our future revenue growth by offering a more diversified product portfolio that speaks to consumers from different demographics (for example, Nautica generally appeals to a more fashion-forward customer, and Eddie Bauer generally appeals to an older demographic than our other lines).

However, we may not be able to grow as currently anticipated and may be required to shift our current business plans. Further, following the launch our cobranded collections with Nautica, Eddie Bauer, and Reebok, there is no guarantee that we will receive sufficient revenue to pay the licensing fees that would be owed to Nautica, Eddie Bauer, and Reebok. Specifically, the aggregate future minimum payments due under the license agreements related to these brands is $13.57 million over the next eight years, although we have the option to cancel the agreements during the fifth year of the respective agreements. If we are not able to successfully market and sell our cobranded products, we will not receive sufficient revenue to pay the licensing fees and would need to use the proceeds from our other products to pay the fees. There can be no assurance that we will be able to profitably manage these cobranded collections, or that they will achieve anticipated revenues and earnings.

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

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including those in our proprietary technologies, know-how, and brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter misappropriation or other violation of or otherwise protect our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or available in every jurisdiction in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary technology and content, and adversely affect our ability to compete effectively. Further, even if we are successful, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition, and results of operations.

If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. There can be no assurance that our patent applications will result in issued patents and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with claims sufficiently broad to provide meaningful competitive advantages or may be successfully challenged by third parties. There is also no guarantee that our pending trademark applications for any mark will proceed to registration; our pending applications may be opposed by a third party prior to registration; and even those trademarks that are registered could be challenged by a third party, including by way of revocation or invalidity actions. For example, we have registrations in a number of foreign countries in which we are not currently offering goods or services, and those registrations could be subject to invalidation proceedings if we cannot demonstrate use of the marks by the applicable use deadlines in those countries. In addition, because patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not be able to obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenue. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours. Third parties may apply to register our trademarks or other trademarks similar to our trademarks in jurisdictions before us, thereby creating risks relating to our ability to use and register our trademarks in those jurisdictions. In addition, there could be potential trade name or trademark ownership or infringement claims brought by owners of other rights, including registered trademarks, in our marks or marks similar to ours. Any claims of infringement, brand dilution, or consumer confusion related to our brand (including our trademarks) or any failure to renew key license agreements on acceptable terms could damage our reputation and brand identity and substantially harm our business and results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights.

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

Domain names generally are regulated by internet regulatory bodies, and the regulation of domain names is subject to change. Regulatory bodies have and may continue to establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. We may not be able to, or it may not be cost-effective to, acquire or maintain all domain names that utilize the name “Lucyd” or “Innovative Eyewear” in all of the countries in which we currently conduct or intend to conduct business. If we lose the ability to use a domain name, we could incur significant additional expenses to market our products within that country, including the development of new branding. This could substantially harm our business, results of operations, financial condition and prospects.

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

The market price of our common stock is highly volatile, and since our initial public offering in August 2022, the market price of our common stock has ranged from $1.00 to $96.00 per share (as adjusted for our reverse stock split). The market price of our securities could be subject to wide fluctuations in response to a variety of factors, which include:

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;

●	macroeconomic conditions;

●	changes in consumer preferences and competitive conditions;

●	expansion to new markets;

●	weather conditions in the regions we operate;

●	increases in infrastructure costs; and

●	fluctuations in commodity prices.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and certain of our warrants trade on the NASDAQ Capital Market under the symbols “LUCY” and “LUCYW,” respectively, since August 15, 2022. Prior to that date, there was no public market for our common stock or warrants.

Holders

As of December 31, 2025, the approximate number of holders of record of our common stock was 3,769 and the closing price of our common stock was $0.997 per share. As of December 31, 2025, the approximate number of holders of record of our registered warrants was 1 and the closing price of such warrants was $0.042 per warrant.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2025.

Purchases of Securities by the Issuer and Affiliated Purchasers

On April 3, 2025, a total of 11,665 shares of common stock were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the vesting of restricted stock units; the Company immediately sold such shares in the market.

On August 19, 2025, a total of 10,985 shares of common stock were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the vesting of restricted stock units; the Company immediately sold such shares in the market.

On December 2, 2025, a total of 2,729 shares of common stock were exchanged from employees in connection with the income tax withholding obligations on behalf of such employees from the vesting of restricted stock units; the Company immediately sold such shares in the market.

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

Overview

We develop and sell cutting-edge smart eyewear – including prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses. Our smart eyewear products enable the wearer to listen to music, take and make calls, and use voice assistants and ChatGPT to perform many common smartphone tasks hands-free.

Our mission is to Upgrade Your Eyewear® by creating smart eyewear for all-day wear that looks like and is priced similarly to designer eyewear, but is also lightweight and comfortable, and enables the wearer to remain connected to their digital lives. Our smart eyewear is a fusion of headphones with glasses, bringing vision correction and protection together with digital connectivity and clear audio, while also offering a solution for listening to music outdoors (as compared to in-ear headphones). The convenience of having a Bluetooth headset and comfortable glasses in one, especially for those who are already accustomed to all-day eyewear use, offers a lifestyle upgrade at a price most consumers can afford.

Since the initial launch of Lucyd Lyte in 2021, we have sold thousands of our smartglasses, and have continued to expand our product offerings over the years – including the launch of Lucyd Lyte 2.0 and Lyte XL smartglasses in 2023, the launch of the Lucyd ArmorTM, Nautica® Powered by Lucyd, and Eddie Bauer ® Powered by Lucyd smart eyewear collections in 2024, and the launch of the Reebok® Powered by Lucyd sport collection in 2025. The variety of smartglasses we offer underpins our goal to provide a smart alternative for all of the major types of eyewear used by consumers, offering a seamless upgrade in styles of eyewear they already enjoy. We currently offer an expansive line of 34 different models of glasses and several accessories.

All of our products are designed in Miami, manufactured in Asia, and currently sold through two major types of channels:

1.	E-commerce – primarily via our website (Lucyd.co) and Amazon.com, as well as through various other websites such as Walmart.com, Target.com, BestBuy.com, and DicksSportingGoods.com; and,

2.	A growing network of retail stores, including independent eyewear stores and national eyewear chains – we currently have over 400 retail stores selling our products (across over 300 unique wholesale accounts), and are continually working to expand our network. We increased the number of retail store locations in which our products are sold from over 350 at the beginning of 2025 to over 400 by the end of the 2025, and we remain optimistic that partnership with a national retailer will further increase our store count significantly in 2026.

We apply a manufacturer suggested retail price (“MSRP”) of $149 – $199 across all of our online channels, with our wholesale pricing offering volume discounts to these prices. The Company believes having pricing that is competitive with traditional designer eyewear is essential for building market share in this new category, by eliminating the “cost of switching” for the average consumer.

We view our business model as capital light, as we have elected not to build our own manufacturing facilities and Company-owned retail distribution, but rather leverage existing sources of production and retail distribution. This allows us to focus on our core competency of smart eyewear design and marketing.

Key Factors Affecting Performance

Expansion of retail points of purchase

In addition to sustained growth of our e-commerce business, our future revenues are correlated positively with our placement of Lucyd glasses in optical stores, as well as sporting goods stores and other specialty stores. To address this, we offer a strong co-op marketing program and reordering incentives program.

In 2025, we expanded our sales team with the addition of two new sales directors. One of these individuals brings 15 years of experience in optical sales, and has joined to support our expansion into key optical accounts and regional chains. The other individual has a multi-decade career in hardware and power tool sales, and has joined to support our pursuit of brick-and-mortar and e-commerce placements for the Lucyd Armor line.

Retail store client retention and re-orders

Our ability to sustain and increase revenue is correlated positively with our ability to receive re-orders from stores, either directly or through our wholesale distributors. To support our sales to retail stores directly, we offer a strong co-op marketing program that includes free and paid store display materials. As part of this strategy, we have launched a new modular display system with engaging video screens and audio testing capabilities for our resellers to help educate their in-store customers about Lucyd products. These display systems, which have been installed in limited number of locations, enable customers to engage in music demos on a physical unit, explore social and tutorial content, and virtually try on all available units, an experience offered by no other smartglass display on the market today. This proprietary display system is central to our efforts to introduce traditional retail customers to Lucyd eyewear, and we are planning further enhancements to our merchandising displays to enable more immersive experiences. Additionally, we consistently incorporate retail partner feedback directly into our frames to better serve our end users.

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

We are offering a strong co-op marketing program with retail stores, and have expanded our sales and marketing teams to broaden our brand awareness and online presence.

Key Performance Indicators

Store Count (B2B)

We believe that the number of retail stores selling our products is an important indicator of wholesale growth. The Company has increased the number of retail store locations in which its products are sold from over 350 at the beginning of 2025 to over 400 by the end of the 2025. We remain optimistic that partnership with a national retailer will increase our store count significantly in 2026.

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

International Trade and Tariffs

Beginning in April of 2025, the U.S. government has announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. These tariffs had a negative impact on our results of operations (more specifically, our gross profit margins) for the year ended December 31, 2025.

We have taken actions to mitigate the negative impacts of the tariffs, including diversifying our logistics network and modifying our product fulfilment and replenishment model. More specifically, our multi-pronged approach to respond to tariff challenges includes the following:

●	We opened three new fulfillment centers (in Europe, Canada, and the Shenzhen special economic zone of China) to improve the fluidity of our international factory direct business (which is not subject to U.S. tariffs), and are working to rapidly expand this business unit with regional resellers.

●	We have conducted a thorough investigation of alternatives to Chinese manufacturing in the event that tariffs make manufacturing there untenable. Although this has not yet come to pass, the Company is prepared to shift manufacturing to Taiwan and/or Vietnam if necessary, and has developed contingency plans to do so.

●	We instituted a minor price increase of $15 to most custom lens orders; although not directly related to tariffs (as lenses are filled by a company in Florida), this price increase has indirectly helped to offset new tariff expenses. This modest increase is easily absorbed by customers and our lens pricing remains highly competitive with brick-and-mortar opticians.

The actions taken by management to date to mitigate the impacts of tariffs have been largely successful thus far, and restored our third and fourth quarter 2025 gross profit margins to a level that was mostly consistent with our pre-tariff business plan. However, the current international geopolitical climate related to tariffs is fluid and continues to evolve. We are actively monitoring the ongoing tariff and trade policy developments, and continue to evaluate the potential impacts to our business, cost structure, supply chain, and the broader economic environment. We have developed contingency sourcing options in Southeast Asia should the U.S.‑China tariff conditions materially change. The recent February 2026 ruling by the Supreme Court of the U.S. striking down certain tariffs enacted during the current administration is expected to be beneficial to the Company; however, we will continue to monitor developments, including potential legislative, regulatory, or judicial responses, that could affect the ultimate impact of the decision. Due to the evolving nature of the situation related to tariffs, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.

Results of Operations

Years Ended December 31, 2025 (“current year”) and December 31, 2024 (“prior year”)

	Year ended		Year ended
	December 31,		December 31,
	2025		2024		Change
Revenues, net	$2,661,669	100%	$1,636,440	100%	$1,025,229	63%
Less: Cost of Goods Sold	(2,094,218)	79%	(1,421,250)	87%	(672,968)	47%
Gross (Deficit) Profit	567,451	21%	215,190	13%	352,261	164%

Operating Expenses:
General and administrative	(5,225,834)	196%	(4,473,292)	273%	(752,542)	17%
Sales and marketing	(2,971,193)	112%	(2,706,213)	165%	(264,980)	10%
Research and development	(725,388)	27%	(819,387)	50%	93,999	-11%
Related party management fee	(140,000)	5%	(140,000)	9%	-	0%
Total Operating Expenses	(9,062,415)	340%	(8,138,892)	497%	(923,523)	11%

Other Income (Expense), net	903,775	34%	157,187	10%	746,588	475%

Net Loss	$(7,591,189)	285%	$(7,766,515)	475%	$175,326	-2%

Revenues

Our revenues for the year ended December 31, 2025, were $2,661,669, representing an increase of approximately 63% as compared to revenues of $1,636,440 during the prior year. This increase is primarily attributable to significant volume increases, slightly offset by the impacts of higher discounts on products sold and shifts in product price/mix.

The volume increases were predominantly driven by our Lucyd Armor product line, which first launched in October 2024 and has rapidly emerged as the Company’s first highly successful SKU. We sold over 12,000 units of Lucyd Armor smartglasses in the current year, which represented approximately half of our total smartglass units sold for the year. The strong demand for the unique Lucyd Armor product has led us to develop four alternate variants for this product line, in order to address a wider range of safety glass users; three new Armor variants launched in November 2025, and the fourth variant is planned to launch in the first quarter of 2026. The cobranded Reebok® Powered by Lucyd collection, which launched in April 2025, also contributed to the year-over-year volume increases. We sold over 2,000 units of Reebok smartglasses during the current year.

Despite the significant aforementioned volume growth, the shift in our product mix to be more heavily skewed towards (and in fact, predominantly composed of) the Lucyd Armor line, had an unfavorable impact on our revenues, as the Armor line carries a slightly lower manufacturer suggested retail price (“MSRP”) than our other product lines.

Slightly higher discounts in the current year primarily reflected our go-to-market strategy for new product lines, which included (i) introductory promotions and bundles for the Reebok® Powered by Lucyd launch to accelerate awareness and trial, and (ii) targeted clearance of older frame styles as we rationalized the assortment ahead of the November Lucyd Armor line expansion.

For the year ended December 31, 2025, approximately 51% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 8% through reseller partners, with approximately 1% of our net revenues generated from Lucyd “Pro” app subscriptions. For the year ended December 31, 2024, approximately 64% of sales were processed on our online store (Lucyd.co), 26% on Amazon.com, and 10% with reseller partners, with less than 1% of our net revenues generated from Lucyd “Pro” app subscriptions. The decline in the proportional share of reseller sales versus the prior year period reflects the combination of (i) the uncertainty of the current economic environment in light of the current tariff and international trade situation, which we believe has led to delays in getting large retailers to commit to placing orders for new products such as ours, and (ii) an intentional shift by the Company away from small optical accounts and the timing of purchase orders from prospective big-box and home-improvement retailers currently under evaluation.

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

With the continued success and momentum of the Lucyd Armor smartglasses for the safety/industrial segment, which represents a growing market in which we currently have little or no direct competition, and the recent launch of Reebok® Powered by Lucyd smartglasses for the sport/active lifestyle segment, we believe we are very well positioned to generate significant revenue growth in 2026. In addition, during the latter half of 2025, we have begun to focus more efforts on international expansion, including the development of new partnerships with distributors and retailers in the UK, EU, Canada, and Latin America, as well as securing initial orders from key European markets.

Cost of Goods Sold

Our total cost of goods sold increased to $2,094,218 for the year ended December 31, 2025, as compared to $1,421,250 for the year ended December 31, 2024. This increase was primarily driven by higher volumes, partially offset by lower costs. More specifically, the increase in cost of goods sold was attributable to a combination of volume increases and significantly higher custom duties, tariffs, and importation (freight-in) costs, partially offset by lower product sourcing costs for both frames and prescription lenses, and also lower fees and commission expenses.

Incremental custom duties and tariff costs accounted for a significant portion of the year-over-year increase in cost of goods sold, as a result of the new or increased tariffs imposed on goods imported from various countries to the U.S., and our first large-scale U.S. import of Lucyd smart eyewear in the second quarter of 2025. We also incurred significantly higher shipping costs during the second quarter of 2025 to import large quantities of product using faster shipping methods, in order to move those goods into the U.S. before increased tariff rates went into effect. Subsequent to those initial shipments, we took actions to mitigate the impact of these tariffs; by leveraging fast-track activation of bonded third-party logistics facilities in Shenzhen (China), Montreal (Canada), and Rotterdam (Netherlands), and by switching to a just-in-time U.S. inventory replenishment model, we significantly reduced dutiable volumes after the initial shipments. As a result of these actions, we were able to restore our third and fourth quarter 2025 gross profit margins to a level that was mostly consistent with our pre-tariff business plan. However, management continues to monitor trade policy and has contingency sourcing options in Southeast Asia should the U.S.-China tariff conditions materially change.

The decrease in unit sourcing costs for frames as compared to the prior year was primarily attributable to the combination of:

(i.)	realization of greater economies of scale – i.e., smart eyewear is a highly specialized product that is expensive to manufacture in smaller quantities, but over time as our manufacturing order volumes have grown, our cost per unit has decreased; and

(ii.)	improvements in product price/mix – i.e., a significant portion of the units sold in the current year were from our newer product lines, which have a lower manufacturing cost than our other product lines (as they are designed differently and have fewer components).

The decrease in lens fulfilment costs per unit was attributable to actions taken by management in 2024 to better manage these costs, including:

(i.)	the launch of Lucyd Shift and Lucyd Blueshift transitional lenses in place of branded third-party transitional lenses, offering similar functionality for a lower cost of goods, while also enabling a slightly lower cost to the customer; and

(ii.)	the engagement of a new lower-cost lens supplier based in Miami, Florida during the third quarter of 2024

Cost of goods sold for current year included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of approximately $1,483,000; the cost of prescription lenses incurred with our third-party vendor of approximately $246,000; commissions, affiliate referral fees, and e-commerce platform fees of approximately $124,000; shipping and logistics costs of approximately $140,000; provisions for excess, obsolete, and slow-moving inventory of $59,000; and product certification costs of approximately $25,000.

Cost of goods sold for prior year included but was not limited to the cost of frames (inclusive of importation costs and inventory adjustments) of approximately $863,000; the cost of prescription lenses incurred with our third-party vendor of approximately $257,000; commissions, affiliate referral fees, and e-commerce platform fees of approximately $160,000; shipping and logistics costs of approximately $95,000; and product certification costs of approximately $33,000.

Gross Profit

Our gross profit for the current year was $567,451, as compared to $215,190 for the prior year. Our gross profit margin was 21% in the current year and 13% in the prior year, representing an increase of approximately 8 percentage points from the prior year period. This improvement in profitability was the primarily attributable to measures taken by management to reduce our costs per sale and increase our average order value, including changing lens suppliers in 2024, launching our own transitional lenses in place of branded third-party transitional lenses, obtaining price reductions from our frame suppliers as we have scaled up our production quantities, and engaging in a variety of promotional efforts outside of traditional pay-per-click e-commerce ads. These improvements were partially offset by the negative impacts of tariffs during the current year and provisions for certain excess, obsolete, and slow-moving inventory in the current year.

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

The optical retail market is highly fragmented and influenced by vision insurance reimbursement, which historically supports higher retailer gross margins on conventional frames. Smart eyewear carries a higher component and service cost structure, which can result in lower retailer margins at consumer price points we believe are required to broaden adoption. Large national retailers have only recently begun to recognize smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. As a result, we are now prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores. In the near term, we expect e-commerce channels (Lucyd.co and Amazon) to remain a larger proportional share of our revenue while we build additional sell-through evidence, secure retailer-specific merchandising, and obtain additional certifications. As national retail programs are finalized and set in stores, we expect wholesale contribution to increase over time. We believe that in the long term, the majority of our business will ultimately come from frame sales to distributors and eyewear retailers. We anticipate that recent and upcoming launches of new product lines will help us progress towards our long-term goal of shifting our sales mix more towards the wholesale channel, which should bring consistent, large-scale orders with minimal marketing costs.

Operating Expenses

Our operating expenses increased by $923,523, or approximately 11%, to $9,062,415 for the year ended December 31, 2025, as compared to $8,138,892 for the year ended December 31, 2024. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $752,542, or approximately 17%, to $5,225,834 for the year ended December 31, 2025, as compared to $4,473,292 for the prior year. This increase was primarily driven by the combination of (i) higher compensation (including stock-based compensation) and benefit costs (approximately $449,000), mainly as a result of hiring additional employees in the current year, and (ii) higher payments due under our multi-year license agreements, based on the contractual terms of such agreements, which increased our licensing expense by approximately $297,000. Higher IT and software costs also contributed approximately $223,000 to the year-over-year increase in general and administrative expenses. Partially offsetting these higher costs was the fact that in the prior year we made a one-time release payment of $325,000 to a shareholder counterparty for the waiver of certain of that counterparty’s pre-existing contractual rights related to the Company’s equity offerings, and made no similar such payments in the current year.

Non-cash expenses – including depreciation, amortization, and stock-based compensation – comprised approximately 9% and 14% of our total general and administrative expenses in the current year and prior year, respectively.

Although we have recently hired some new employees to help drive and support our growth and expansion, we generally maintain a lean staff salaried at market rates, and a significant portion of our general and administrative expenses consist of corporate overhead type costs which are fixed or semi-fixed in nature (e.g., rent, compliance, legal and professional services, etc.); as such, our general and administrative expenses are not expected to scale up significantly as our revenue increases over time.

Sales and marketing expenses

Our sales and marketing expenses increased $264,980, or approximately 10%, to $2,971,193 for the current year from $2,706,213 for the prior year. This increase was primarily driven by increased spending on events and trade shows, as we grow and expand our network of potential business partners and retailers. In the current year, we participated at both Vision Expo East and Vision Expo West in North America, the MIDO Eyewear Show in Italy, SILMO Paris 2025 in France, and a multitude of other industry events, which have helped us secure new domestic retailer accounts as well as make substantial progress in our efforts to further develop our international presence and increase our distribution into Europe and Latin America.

At the same time, we have continued to make significant investments in paid ads in order to build brand awareness, attract new customers, and increase our market share. Our marketing spend in 2025 was strategically allocated to support our launch of new products, and we are using data-driven decision-making to refine and optimize our marketing campaigns, in order to make our spending in this area more efficient, thus maximizing returns on our marketing investments.

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

Research and development costs

Our research and development costs decreased by $93,999, or approximately 11%, to $725,388 for the current year, as compared with $819,387 for the prior year. Research and development costs in the prior year primarily related to development of the Reebok smartglasses line which launched in April 2025, ongoing improvements to the platform and molds used for our Lucyd Lyte smartglasses, and improvements to the Lucyd app. Research and development costs in the current year primarily related to development of new variants for the Lucyd Armor and Reebok collections, development of other new smartglass products, and improvements to the Lucyd app.

This decrease was primarily attributable to the prior year write-off of approximately $88,000 of previously-capitalized software costs related to the development of the Vyrb app, with no comparable write-offs in the current year. Absent this one-time non-cash charge in the prior year expense amount, the year-over-year change in research and development costs would have been less than 1% or essentially flat.

Related party management fee

Our related party management fee was $140,000 for each of the years ended December 31, 2025 and 2024, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $903,775 for the current year. This amount was primarily comprised of a $570,000 payment received from a former shareholder related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934. The remaining amount of other income (expense), net mainly relates to interest and dividends earned on our investments in U.S. Treasury bills and money market funds.

Total other income (expense), net in the prior year was $157,187. This amount was mainly comprised of dividends received from our investments in money market funds, and, to a lesser extent, interest income earned on a short-term loan to a related party.

Liquidity and Capital Resources

Cash Flow Data:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Net cash flows from operating activities	$(7,275,301)	$(6,739,630)
Net cash flows from investing activities	4,475,947	(5,162,157)
Net cash flows from financing activities	6,681,403	10,243,327
Net Change in Cash	$3,882,049	$(1,658,460)

The above table reflects changes in our cash and cash equivalents only, and reflects the Company’s investments in / redemptions of short-term U.S. Treasury bills as cash flows from financing activities; the Company had net redemptions of such investments of $5,025,680 in the current year and net purchases of such investments of $4,895,184 in the prior year. Including short-term U.S. Treasury bill investments with cash and cash equivalents as part of the Company’s overall liquidity (which management believes provides a more accurate depiction of the Company’s liquidity and economic position), would result in a net change in the Company’s overall liquidity of negative $1,143,631 for the current year and positive $3,236,724 for the prior year.

Our net working capital (current assets less current liabilities) was $8,389,807 as of December 31, 2025, a decline of approximately 1% compared with $8,500,498 as of December 31, 2024.

Operating Activities

Net cash flows used in operating activities for the years ended December 31, 2025 and 2024 are primarily reflective of our net losses, resulting from our operating costs to support and grow our business, including employee-related costs, sales and marketing, research and development, corporate overhead and various other costs associated with being a publicly-traded company. Additionally, our operating asset levels have grown significantly as we have procured additional inventory to position us for future anticipated sales growth.

Investing Activities

Net cash flows provided by investing activities for the year ended December 31, 2025 were primarily driven by net redemptions of short-term U.S. Treasury bills, partially offset by short-term loans made to a related party, and expenditures to file for various new patents.

Net cash flows used in investing activities for the year ended December 31, 2024 were primarily reflective of the investment of a portion of the proceeds from equity offerings in short-term U.S. Treasury bills. At the same time, the Company continued to invest in its growing intellectual property portfolio, making expenditures to file for various new patents.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2025 were mainly driven by proceeds from multiple equity-based financing transactions as described below.

Net cash flows provided by financing activities for the year ended December 31, 2024 were mainly driven by proceeds from multiple equity offering transactions and warrant exercises during the year.

At-the-Market Offerings

From August 15, 2025 through December 12, 2025, the Company sold 606,377 shares of common stock and received approximately $1.2 million of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1.2 million, and will be used for working capital and general corporate purposes.

April 2025 Warrant Inducement Transaction

On April 11, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 595,188 shares of the Company’s common stock, consisting of 60,750 Series A Warrants, 60,750 Series B Warrants, 157,896 Series E Warrants, and 315,792 Series F Warrants. Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at a reduced exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series G Warrants to purchase up to an aggregate of 218,646 shares of common stock and new unregistered Series H Warrants to purchase up to an aggregate of 1,724,814 shares of common stock, each at a purchase price of $0.125 per warrant. This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses. The net proceeds received by the Company from this transaction amounted to approximately $1.5 million, which the Company intends to use for working capital and general corporate purposes.

June 2025 Warrant Inducement Transaction

On June 20, 2025, the Company entered into inducement letter agreements with certain holders of certain of its Series H Warrants to purchase an aggregate of 746,782 shares of the Company’s common stock, which were originally issued to the holders on April 14, 2025. Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at an exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series I Warrants to purchase up to an aggregate 2,240,346 shares of common stock, each at a purchase price of $0.125 per warrant. This transaction closed on June 24, 2025, and the gross proceeds to the Company were approximately $2.2 million prior to deducting placement agent fees and offering expenses. The net proceeds received by the Company from this transaction amounted to approximately $1.8 million, which the Company intends to use for working capital and general corporate purposes.

Other 2025 Warrant Activity

During May and June 2025, certain holders of the Company’s Series G and Series H Warrants exercised such warrants to purchase an aggregate of 986,532 shares of the Company’s common stock at an exercise of $2.60 per share, resulting in gross cash proceeds to the Company of approximately $2.6 million. These proceeds will be used for working capital and general corporate purposes.

Lucyd Ltd. Financing Agreement

Pursuant to an agreement with Lucyd Ltd. originally entered into on March 1, 2024 and subsequently amended on March 1, 2025 and March 11, 2026, the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, it will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of the Company’s common stock upon certain defined events. Upon issuance, the convertible note will have a maturity date of September 1, 2027, at which time all outstanding principal and accrued interest, if any, will be payable in full in cash or in the Company’s common stock. The Company may prepay the convertible notes at any time with the written consent of Lucyd Ltd. The Company has not borrowed any amounts under this agreement.

Obligations and Commitments

Our capital light business model does not generally require material capital expenditures. However, we do have long-term obligations and commitments under certain multi-year license agreements, which are described in Note 7 of the financial statements within this annual report.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents (including the proceeds from the equity offerings described above), plus the availability to borrow funds via the Lucyd Ltd. financing agreement described above, will be sufficient to fund our operations for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

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

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $59,000 and $0 as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company recorded an inventory prepayment in the amount of $438,417 and $424,594, respectively, related to down payments on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

In instances where the collectability of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. With respect to such instances, during the years ended December 31, 2025 and 2024, we recognized $30,000 of revenue for each period, that was included in the contract liability balance of $47,950 and $77,950 as of January 1, 2025 and 2024, respectively.

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

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. If collectability of substantially all of the contract consideration is probable, revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor, and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to retail store partners and distributors includes volume discounts, due to the nature of large quantity orders. The pricing does not include shipping. Due to the nature of wholesale retail orders, no marketplace fees are applicable, only credit card processing fees.

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers that purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $4,506 and $2,401 as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we recognized $2,401 of revenue that was included in the contract liability balance as of January 1, 2025.

We allow our customers to return our physical products, subject to our refund policy, which allows any customer to return our physical products for any reason and receive a full refund for frames (prescription lenses excluded) within the first: 7 days for sales made through our website (Lucyd.co), 30 days for sales made through Amazon, and 30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns). We charge a standard $15 restocking fee for standard frame returns, which is deducted from applicable refunds to cover shipping and restocking costs, and our return policy prohibits discretionary returns of glasses with prescription lenses.

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, as well as review all individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $14,669 and $15,746 as of December 31, 2025 and 2024, respectively.

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

Item 8. Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2025.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, for the reasons outlined below.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our financial statements as of December 31, 2025, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel, and related internal controls to operate in a manner to fully satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to review of the recording of journal entries and the reconciliation of key accounts and safeguarding of assets, as well as the analysis of accounting for certain transactions and accounts, inadequate controls related to information technology, and inadequate documentation and monitoring of processes, accounting policies, and procedures.

In order to remediate these material weaknesses, we plan to take the following actions:

●	the hiring of additional accounting and finance resources with public company experience; and

●	implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts.

These planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal control over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 has not been audited by our auditors, Cherry Bekaert LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On December 13, 2024, Harrison Gross, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan, which was effective through August 31, 2025. The terms of this arrangement provided for (i) the sale of stock to cover Mr. Gross’ income tax withholding obligations associated with the issuance of 19,200 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of 2,880 shares of common stock. The aggregate number of shares sold pursuant to this arrangement during 2025 was 8,967.

On December 9, 2025, Harrison Gross, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan, which is effective through August 31, 2026. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Gross’ income tax withholding obligations associated with the issuance of 49,200 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of 35% of the net shares of common stock received from such vesting, at the prevailing market price. As such, the estimated aggregate number of shares to be sold pursuant to this arrangement is 26,702.

On December 13, 2024, Konrad Dabrowski, who was at the time our Co-Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which was effective through August 31, 2025. The terms of this arrangement provided for the sale of stock to cover Mr. Dabrowski’s income tax withholding obligations associated with the issuance of 16,800 shares of common stock in connection with the vesting of restricted stock units. The aggregate number of shares sold pursuant to this arrangement during 2025 was 5,296.

On December 9, 2025, Konrad Dabrowski, our Chief AI and Growth Officer, adopted a Rule 10b5-1 trading plan, which is effective through August 31, 2026. The terms of this arrangement provide for the sale of stock to cover Mr. Dabrowski’s income tax withholding obligations associated with the issuance of 41,800 shares of common stock in connection with the vesting of restricted stock units. As such, the estimated aggregate number of shares to be sold pursuant to this arrangement is 12,394.

On December 13, 2024, Oswald Gayle, who was at the time our Co-Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which was effective through December 2, 2025. The terms of this arrangement provided for (i) the sale of stock to cover Mr. Gayle’s income tax withholding obligations associated with the issuance of 10,800 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 100% of the net vested shares of common stock at certain specified limit prices. The aggregate number of shares sold pursuant to this arrangement during 2025 was 8,935.

On December 9, 2025, Oswald Gayle, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which is effective through August 31, 2026. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Gayle’s income tax withholding obligations associated with the issuance of 32,466 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of 4,870 shares of common stock received from such vesting at the prevailing market price. As such, the estimated aggregate number of shares to be sold pursuant to this arrangement is 14,496.

On December 13, 2024, David Eric Cohen, our Chief Technology Officer, adopted a Rule 10b5-1 trading plan, which was effective through December 2, 2025. The terms of this arrangement provided for (i) the sale of stock to cover Mr. Cohen’s income tax withholding obligations associated with the issuance of 14,400 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 3,038 of the net vested shares of common stock at certain specified limit prices. The aggregate number of shares sold pursuant to this arrangement during 2025 was 7,689.

On December 9, 2025, David Eric Cohen, our Chief Technology Officer, adopted a Rule 10b5-1 trading plan, which is effective through December 2, 2026. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Cohen’s income tax withholding obligations associated with the issuance of 36,400 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 7,440 of the net vested shares of common stock at certain specified limit prices. As such, the estimated minimum aggregate number of shares to be sold pursuant to this arrangement is 10,793, and the estimated maximum aggregate number of shares that may be sold pursuant to this arrangement is 18,233.

On December 13, 2024, Joaquin Abondano, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan, which was effective through December 8, 2025. The terms of this arrangement provided for (i) the sale of stock to cover Mr. Abondano’s income tax withholding obligations associated with the issuance of 9,600 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 40% of the net vested shares of common stock at certain specified limit prices. The aggregate number of shares sold pursuant to this arrangement in 2025 was 4,389.

On December 9, 2025, Joaquin Abondano, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan, which is effective through December 18, 2026. The terms of this arrangement provide for (i) the sale of stock to cover Mr. Abondano’s income tax withholding obligations associated with the issuance of 29,600 shares of common stock in connection with the vesting of restricted stock units, plus (ii) the sale of up to 40% of the net vested shares of common stock at certain specified limit prices. As such, the estimated minimum aggregate number of shares to be sold pursuant to this arrangement is 8,776, and the estimated maximum aggregate number of shares that may be sold pursuant to this arrangement is 17,106.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our board of directors, our executive officers, and some of our key employees.

Name	Age	Position
Harrison R. Gross	33	Chief Executive Officer and Director
Oswald Gayle	66	Chief Financial Officer
Konrad Dabrowski	43	Chief AI and Growth Officer
David Eric Cohen	53	Chief Technology Officer
Kristen McLaughlin	53	Director
Olivia C. Bartlett	67	Director
Louis Castro	67	Director

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

Oswald Gayle has served as our Chief Financial Officer since November 1, 2025. Mr. Gayle joined Innovative Eyewear as Vice President of Finance in January 2022, and served in that role until his promotion in August 2024 to Senior Vice President of Finance. He was later named Co-Chief Financial Officer in October 2024, and served in that role until being named Chief Financial Officer in November 2025. Prior to his employment at Innovative Eyewear, from September 2018 to January 2022, Mr. Gayle worked with Vaco Resources in Miami, Florida in the position of Executive Financial Consultant. Mr. Gayle has over 30 years’ experience finance and accounting, initially starting with PricewaterhouseCoopers and including numerous senior and executive level management positions in corporate finance, SEC reporting, investor relations, and business development in the manufacturing and retail industries. Mr. Gayle has a bachelor’s degree in accounting and finance with honors from the University of London and is a Chartered Global Management Accountant and a member of the American Institute of Certified Public Accountants.

Konrad Dabrowski has served as our Chief AI and Growth Officer on a part-time basis since November 1, 2025; prior to this, he served as Co-Chief Financial Officer on a part-time basis from October 2024 through October 2025, and served as our Chief Financial Officer on a part-time basis from August 2019 through October 2024. Since July 2020, Mr. Dabrowski has also served as the chief financial officer of Tekcapital, where he co-manages Tekcapital’s investment strategy and oversees financial reporting for all of its portfolio companies. Between June 2017 and July 2020, Mr. Dabrowski served as the group controller of Tekcapital. Prior to his employment at Tekcapital, from March 2016 to June 2017, Mr. Dabrowski was a Global Accounting Manager for Restaurant Brands International (NYSE:QSR), a multinational fast food holding company, where he oversaw accounting and tax projects for Burger King within the Europe Middle East and Africa (EMEA) market. Prior to his employment at Restaurant Brands International, Mr. Dabrowski was an Audit Manager at Deloitte, where he managed end-to-end accounting audits for a portfolio of public and private corporate clients. Mr. Dabrowski has a Master’s in Finance and Banking from the Warsaw School of Economics and is a Certified Public Accountant.

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

During the fiscal year ended December 31, 2025, (i) Harrison Gross (Chief Executive Officer) filed one Form 5 to report two transactions involving the vesting of restricted stock units and four sales pursuant to his Rule 10b5-1 trading plan, (ii) Konrad Dabrowski (Chief AI and Growth Officer) filed one Form 5 to report two transactions involving the vesting of restricted stock units and two sales pursuant to his Rule 10b5-1 trading plan, (iii) Eric David Cohen (Chief Technology Officer) filed one Form 5 to report two transactions involving the vesting of restricted stock units and seven sales pursuant to his Rule 10b5-1 trading plan, (iv) Joaquin Abondano (Chief Operating Officer) filed one Form 5 to report two transactions involving the vesting of restricted stock units and three sales pursuant to his Rule 10b5-1 trading plan, (v) Oswald Gayle (Chief Financial Officer) filed one Form 5 to report two transactions involving the vesting of restricted stock units and six sales pursuant to his Rule 10b5-1 trading plan.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at www.lucyd.co.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid to our named executive officers for the fiscal years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(3) ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
Harrison Gross,	2025	190,000	8,500	147,600	-	-	-	8,554	354,654
Chief Executive Officer	2024	167,385	-	351,936	-	-	-	8,089	527,410

Oswald Gayle,	2025	150,000	5,000	106,600	-	-	-	1,339	262,939
Chief Financial Officer(2)	2024	143,923	-	197,964	-	-	-	8,089	349,976

Konrad Dabrowski,	2025	100,000	5,000	123,000	-	-	-	9,012	237,012
Chief AI and Growth Officer(1)	2024	97,794	-	307,944	-	-	-	6,502	412,240

David Eric Cohen,	2025	147,000	5,000	108,240	-	-	-	20,348	280,588
Chief Technology Officer	2024	142,000	-	263,952	-	-	-	8,536	414,488

(1)	Mr. Dabrowski was our Chief Financial Officer through October 11, 2024, at which point he became Co-Chief Financial Officer and served in that role through October 31, 2025. Effective November 1, 2025, Mr. Dabrowski became our Chief AI and Growth Officer.
(2)	Mr. Gayle became Co-Chief Financial Officer effective October 11, 2024, and later became Chief Financial Officer effective November 1, 2025. Compensation amounts shown for Mr. Gayle in 2024 include amounts paid to Mr. Gayle in his previous capacities as Vice President and Senior Vice President of Finance, prior to his appointment as Co-Chief Financial Officer.
(3)	2025 amounts include Restricted Stock Units awarded to Messrs. Gross, Gayle, Dabrowski, and Cohen on November 14, 2025 in the amounts of 90,000, 65,000, 75,000, and 66,000 units, respectively 2024 amounts include Restricted Stock Units awarded to Messrs. Gross, Gayle, Dabrowski, and Cohen on December 13, 2024 in the amounts of 57,600, 32,400, 50,400, and 43,200 units, respectively.
(4)	Includes health and welfare benefits.

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

David Eric Cohen

David Cohen was an independent consultant for the company from inception until October 1, 2022, when we offered him a full-time letter of employment. He accepted and has been the full-time Chief Technology since then. The company pays him $147,000 annually to serve in this role. Pursuant to the terms of the employment agreement, we may exercise our discretion to grant Mr. Cohen an annual bonus, the amount of which bonus shall be determined in the sole discretion of the Company.

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

Compensation of Directors

The following table sets forth all compensation paid to our non-management Board members during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kristen McLaughlin	15,000	-	-	-	-	-	15,000
Louis Castro	42,000	-	-	-	-	-	42,000
Olivia C. Bartlett	12,500	-	-	-	-	-	12,500

The total number of option awards to our non-management Board members outstanding at December 31, 2025 was 3,750 in aggregate.

Outstanding Equity Awards

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2025.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Harrison Gross	4,500	-	-	$25.50	01/13/2028	-	-	-	-
	7,500	-	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-	-	128,400	$128,015	-	-

Oswald Gayle	4,500	-	-	$25.50	01/13/2028	-	-	-	-
	2,500	-	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-	-	86,600	$86,340	-	-

Konrad Dabrowski	4,500	-	-	$25.50	01/13/2028	-	-	-	-
	6,000	-	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-	-	108,600	$108,274	-	-

David Eric Cohen	3,000	-	-	$25.50	01/13/2028	-	-	-	-
	3,500	-	-	$9.00	12/18/2028	-	-	-	-
	-	-	-	-		94,800	$94,516	-	-

Option Exercises and Stock Vested

There were no options exercised by our executive officers during the years ended December 31, 2025 or 2024.

During the year ended December 31, 2025, 19,200, 10,800, 16,800, and 14,400 restricted stock units vested and were issued as shares of common stock to Messrs. Gross, Gayle, Dabrowski, and Cohen, respectively. There were restricted stock units vested for our named executive officers during the year ended December 31, 2024.

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

If options, stock appreciation rights, restricted stock units or any other awards are forfeited, cancelled, or expire before being exercised or settled in full, the shares subject to such awards will again be available for issuance under the 2021 Equity Incentive Plan. If restricted stock or shares issued upon exercise of an option are reacquired by the Company pursuant to a forfeiture provision, repurchase right or for any other reason, then such shares will again be available for issuance under the 2021 Equity Incentive Plan. Notwithstanding the foregoing, shares applied to pay the exercise price of an option or satisfy withholding taxes related to any award will not become available for issuance under the 2021 Equity Incentive Plan.

Shares issued under the 2021 Equity Incentive Plan may be authorized but unissued shares or treasury shares.

As of December 31, 2025, awards covering 741,248 shares of Common Stock were outstanding, of which 53,100 option awards had been granted subject to the Plan and were currently outstanding, 31,039 stock grants had been granted subject to the Plan (and were fully vested), and 657,109 RSU awards had been granted subject to the Plan (of which, 94,461 had vested).

As of December 31, 2025, there were 354,424 shares of Common Stock available for future award grants under the Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely upon information made available to us, the following table sets forth information as of March 15, 2026, regarding the beneficial ownership of our common stock:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, the address of each holder listed in the following table is 11900 Biscayne Blvd., Suite 630, North Miami, Florida.

Percentage ownership shown in the following table is based on 6,300,661 shares of our common stock outstanding.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
Named Executive Officers and Directors
Harrison Gross(2)	50,333	*	%
Konrad Dabrowski(3)	44,204	*	%
Oswald Gayle(4)	26,098	*	%
David Eric Cohen(5)	31,411	*	%
Kristen McLaughlin(6)	1,000	*	%
Louis Castro(7)	1,750	*	%
Olivia Bartlett(8)	1,000	*	%
All directors and executive officers as a group (7 persons)	155,796	2.43%
5% Stockholders
Kelly Jospeh Chapman(9)	450,440	8.42%
Intracoastal Capital LLC(10)	593,804	9.99%

*	Less than 1%.

(1)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of the date of this 10-K, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(2)	Includes 13,733 shares of common stock held by Mr. Gross; 12,000 shares of common stock issuable upon exercise of stock options held by Mr. Gross exercisable within 60 days of the date of this 10-K; and 24,600 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Gross, which shall vest within 60 days of the date of this 10-K.
(3)	Includes 12,804 shares of common stock held by Mr. Dabrowski; 10,500 shares of common stock issuable upon exercise of stock options held by Mr. Dabrowski exercisable within 60 days of the date of this 10-K, and 20,900 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Dabrowski, which shall vest within 60 days of the date of this 10-K.
(4)	Includes 2,865 shares of common stock held by Mr. Gayle; 7,000 shares of common stock issuable upon exercise of stock options held by Mr. Gayle exercisable within 60 days of the date of this 10-K; and 16,233 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Gayle, which shall vest within 60 days of the date of this 10-K.
(5)	Includes 6,711 shares of common stock held by Mr. Cohen; 6,500 shares of common stock issuable upon exercise of stock options held by Mr. Cohen exercisable within 60 days of the date of this 10-K; and 18,200 shares of common stock issuable upon the vesting of restricted stock units held by Mr. Cohen, which shall vest within 60 days of the date of this 10-K.
(6)	Includes 1,000 shares of common stock issuable upon exercise of stock options held by Ms. McLaughlin exercisable within 60 days of the date of this 10-K.
(7)	Includes 1,750 shares of common stock issuable upon exercise of stock options held by Mr. Castro exercisable within 60 days of the date of this 10-K.
(8)	Includes 1,000 shares of common stock issuable upon exercise of stock options held by Ms. Bartlett exercisable within 60 days of the date of this 10-K.
(9)	Includes 450,440 shares of common stock, held by an individual with sole voting power and dispositive power over 450,440 shares of common stock. The address of this holder is 7559 Preservation Rd. Tallahassee, Florida.
(10)	Includes 593,804 shares of common stock issuable upon exercise of certain warrants held by Intracoastal Capital LLC. Excludes 1,734,413 shares of common stock issuable upon the exercise of certain other warrants because of blocker provisions under which the holder thereof does not have the right to exercise such warrants to the extent that such exercise would result in beneficial ownership by the holder thereof of more than certain thresholds. The address of Intracoastal Capital LLC is 245 Palm Trail, Delray Beach, Florida.

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

License Agreement

We were founded by Lucyd Ltd., the inventor and licensor of the technology that our products are based upon, which is a portfolio company of Tekcapital, one of our larger stockholders. On April 1, 2020, we entered into an exclusive, worldwide license agreement with Lucyd Ltd. for all fields of use of the Lucyd® brand, and the associated intellectual property and assets (the “License Agreement”). The License Agreement was a royalty-free, fully paid up, perpetual license, for the exclusive use of all Lucyd patents and patent applications, trademarks, logos, software, and other intellectual property, as well as website domain names, social media accounts, advertising material, supply and endorsement agreements, and other assets. Under the terms of the License Agreement, we had the exclusive right to effectuate sublicenses, either exclusively or non-exclusively, to any or all of our licensed intellectual property, at our sole discretion.

On October 5, 2021, the parties to the License Agreement executed an Addendum to the exclusive license agreement (the “Addendum”), which clarified that we would commercialize, continue with any on-going intellectual property prosecutions and pay all maintenance or other patent fees. For all new intellectual property, Innovative Eyewear, Inc. will own and control it and be responsible for all prosecution and maintenance costs.

On August 12, 2025, Lucyd Ltd. executed an intellectual property assignment agreement to confirm that all registered intellectual property rights under the License Agreement, to the extent they had not previously been assigned to the Innovative Eyewear, Inc. in any previously executed assignments, were irrevocably assigned to the Company, and that all unregistered intellectual property rights and other assets that were licensed exclusively to the Company under the License Agreement were also irrevocably assigned to the Company. As such, we have acquired full ownership of all registered and unregistered intellectual property and assets that were previously exclusively licensed to us from Lucyd Ltd., and the License Agreement was no longer necessary; thus Lucyd Ltd. and Innovative Eyewear, Inc. mutually agreed to terminate the License Agreement.

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

We incurred $140,000 during each of the years ended December 31, 2025 and 2024 under our management services agreement with Tekcapital Europe Ltd.; we also recognized $116,684 and $92,312 of rent expense for the years ended December 31, 2025 and 2024, respectively.

Financing Agreement

On March 1, 2024, we entered into an agreement with Lucyd Ltd. pursuant to which the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, we will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of our common stock upon certain defined events. Upon issuance, the convertible note would have a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest, if any, would be payable in full in cash or in the Company’s common stock. The Company may prepay the convertible notes at any time with the written consent of Lucyd Ltd.

On March 1, 2025, the Company and Lucyd Ltd. entered into an amendment of the March 1, 2024 convertible note financing agreement, such that upon issuance, the convertible note would have a maturity date of September 1, 2026. There were no other changes to the terms and provisions of the agreement.

On March 11, 2026, the Company and Lucyd Ltd. entered into a further amendment of the March 1, 2024 convertible note financing agreement, such that upon issuance, the convertible note will have a maturity date of September 1, 2027. There were no other changes to the terms and provisions of the agreement.

We have not borrowed any amounts under this agreement.

Loans to Tekcapital Europe

On January 11, 2024, we entered into an intercompany loan agreement (as lender) with Tekcapital Europe Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe Ltd. Pursuant to this agreement, we loaned 600,000 British pounds sterling (equivalent to approximately $768,000) to Tekcapital Europe Ltd. The loan bore simple interest at a rate of 10% per annum, and Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe Ltd. on the full amount of the loan. Tekcapital Europe Ltd. subsequently repaid all of the outstanding balance of the loan (including principal and accrued interest), and as of December 31, 2024, no amounts remain outstanding or payable to us under this agreement.

On April 23, 2025, we entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, we loaned $250,000 to Tekcapital Europe, Ltd. in May 2025. The loan bore simple interest at a rate of 10% per annum, and Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. In June 2025, Tekcapital Europe, Ltd. repaid such borrowing in full along with $2,503 of interest. As of December 31, 2025, no amounts remained outstanding or payable to us under this agreement.

On December 19, 2025, we entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, we agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $300,000. Any amounts advanced to Tekcapital Europe, Ltd. bear simple interest at a rate of 12% per annum, and Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. On December 23, 2025, Tekcapital Europe, Ltd. borrowed $300,000 under this agreement; the $300,000 outstanding principal balance of this loan, plus accrued interest receivable of $789, is included within Due from Tekcapital and Affiliates on our balance sheet as of December 31, 2025. On February 24, 2026, Tekcapital Europe, Ltd. repaid such borrowing in full along with $6,115 of interest.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our Independent Registered Public Accounting Firm, Cherry Bekaert LLP, for the audit of our annual financial statements, review of our consolidated financial statements included in our quarterly reports, and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2025 and 2024 were $155,925 and $140,175, respectively.

Audit-Related Fees

There were approximately $47,775 and $66,833 of fees billed by our Independent Registered Public Accounting Firm for audit-related services for the fiscal years ended December 31, 2025 and 2024, respectively, which included consent and comfort letter procedures related to our Form S-1 filings for various equity offerings.

Tax Fees

There were no fees billed for professional services rendered by our Independent Registered Public Accounting Firm for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2025 and 2024.

All Other Fees

There were no fees billed for non-audit services by our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2025 and 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b) Exhibits

Exhibit No.	Description
1.1*	Underwriting Agreement by and among Innovative Eyewear, Inc. and Maxim Group LLC, as representative of the several underwriters, dated August 14, 2022, (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission August 18, 2022)
3.1*	Second Amended and Restated Articles of Incorporation of Innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.2 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
3.2*	Amended and Restated Bylaws of innovative Eyewear, Inc., (Incorporated by reference to Exhibit 3.1 to the Amended Registration Statement filed on Form S-1/A 1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
4.1*	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
4.2*	Representative’s Warrant issued to Maxim Group LLC., dated August 17, 2022, (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41392) filed with the Securities and Exchange Commission August 18, 2022)
4.3*	Form of Common Stock Purchase Warrant, (Incorporated by reference to Exhibit 4.2 to the Amended Registration Statement filed on Form S-1/A 2 (File No. 333-261616) filed with the Securities Exchange Commission January 20, 2022)
4.4*	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.5*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
4.6*	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 (File No. 333-272737) filed with the SEC on June 16, 2023)
10.1*	License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated April 1, 2020, (Incorporated by reference to Exhibit 10.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.2*	Addendum to License Agreement between Innovative Eyewear, Inc. and Lucyd Ltd., dated December 7, 2021, (Incorporated by reference to Exhibit 10.2 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.3*	Management Agreement between Innovative Eyewear, Inc. and Tekcapital Europe Ltd., dated June 1, 2020, (Incorporated by reference to Exhibit 10.3 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.7*	Employment Agreement by and between Innovative Eyewear, Inc. and Harrison Gross, dated August 11, 2021, (Incorporated by reference to Exhibit 10.6 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)

Exhibit No.	Description
10.8*	Employment Agreement by and between Innovative Eyewear, Inc. and Konrad Dabrowski, dated August 11, 2021, (Incorporated by reference to Exhibit 10.7 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
10.9*	Innovative Eyewear, Inc., 2021 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.10 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
14.1*	Form of Code of Ethics of innovative Eyewear, Inc. (Incorporated by reference to Exhibit 14.1 to the Registration Statement filed on Form S-1 (File No. 333-261616) filed with the Securities and Exchange Commission on January 10, 2022)
19.1*	Insider trading policy (Incorporated by reference to Exhibit 19.1 to the Annual Report filed on Form 10-K (File No. 001-41392) filed with the Securities and Exchange Commission on March 25, 2024)
23.1	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm (PCAOB ID 00677)
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A)and 15D-14(A)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1*	Innovative Eyewear, Inc., Executive Compensation Clawback Policy (Incorporated by reference to Exhibit 97 to the Annual Report filed on Form 10-K (File No. 001-41392) filed with the Securities and Exchange Commission on March 24, 2025)
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XRL Taxonomy Presentation Linkbase Document

*	Previously filed

Item 16. Form 10-K Summary.

The Company has elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Eyewear, Inc.

	By:	/s/ Harrison Gross
Harrison Gross
March 25, 2026		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer and Director
March 25, 2026		(Principal Executive Officer)

	By:	/s/ Oswald Gayle
Oswald Gayle
Chief Financial Officer
March 25, 2026		(Principal Financial and Accounting Officer)

	By:	/s/ Kristen McLaughlin
Kristen McLaughlin
March 25, 2026		Director

	By:	/s/ Louis Castro
Louis Castro
March 25, 2026		Director

	By:	/s/ Olivia C. Bartlett
Olivia C. Bartlett
March 25, 2026		Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Innovative Eyewear, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Eyewear, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 25, 2026

INNOVATIVE EYEWEAR, INC.

BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$6,511,036	$2,628,987
Investments	-	4,895,184
Accounts receivable, net	142,152	107,918
Prepaid expenses	263,730	266,935
Inventory prepayments	438,417	424,594
Inventory, net	1,745,136	831,757
Due from Tekcapital and Affiliates	334,582	23,394
Other current assets	60	59,447
Total Current Assets	9,435,113	9,238,216

Non-Current Assets
Intangible assets, net	559,968	451,302
Property and equipment, net	61,777	107,562
Other non-current assets	83,075	41,229
TOTAL ASSETS	$10,139,933	$9,838,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$985,417	$692,817
Deferred revenue	59,889	44,901
Total Current Liabilities	1,045,306	737,718

Non-Current Liabilities
Long-term payment plan with vendor	28,488	-
Deferred revenue	-	5,450
TOTAL LIABILITIES	1,073,794	743,168

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized: 5,479,861 and 2,452,632 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	55	25
Additional paid-in capital	41,393,203	33,831,046
Accumulated deficit	(32,327,119)	(24,735,930)
TOTAL STOCKHOLDERS’ EQUITY	9,066,139	9,095,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,139,933	$9,838,309

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

	2025	2024
Revenues, net	$2,661,669	$1,636,440
Less: Cost of Goods Sold	(2,094,218)	(1,421,250)
Gross Profit	567,451	215,190

Operating Expenses:
General and administrative	(5,225,834)	(4,473,292)
Sales and marketing	(2,971,193)	(2,706,213)
Research and development	(725,388)	(819,387)
Related party management fee	(140,000)	(140,000)
Total Operating Expenses	(9,062,415)	(8,138,892)

Other Income (Expense), net	903,775	157,187

Net Loss	$(7,591,189)	$(7,766,515)

Weighted average number of shares outstanding	3,991,818	1,496,357
Loss per share, basic and diluted	$(1.90)	$(5.19)

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025 and 2024

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2025	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

Cancellation of shares by stockholder	(5)	-	-	-	-
Issuance of shares to brand ambassador	11,539	-	30,001	-	30,001
Issuance of shares related to vesting of restricted share units	80,816	1	(1)	-	-
At-the-Market Offerings	606,377	6	1,177,203	-	1,177,209
Exercises of warrants related to inducement agreements	1,341,970	13	3,331,968	-	3,331,981
Other exercises of warrants in ordinary course	986,532	10	2,312,738	-	2,312,748
Stock-based compensation	-	-	710,248	-	710,248
Net loss	-	-	-	(7,591,189)	(7,591,189)
Balances as of December 31, 2025	5,479,861	$55	$41,393,203	$(32,327,119)	$9,066,139

Balances as of January 1, 2024	747,416	$7	$22,528,234	$(16,969,415)	$5,558,826

Issuance of shares to third party service provider	15,000	-	81,900	-	81,900
Issuance of shares to brand ambassador	4,500	-	21,690	-	21,690
Issuance of shares related to vesting of restricted share units	13,645	-	-	-	-
At-the-Market Offerings	557,987	6	3,723,128	-	3,723,134
First Registered Direct Offering	210,043	2	737,298	-	737,300
Second Registered Direct Offering	263,160	3	2,134,048	-	2,134,051
Exercises of warrants related to inducement agreements	538,426	6	3,503,873	-	3,503,879
Other exercises of warrants in ordinary course	102,455	1	424,255	-	424,256
Stock-based compensation	-	-	676,620	-	676,620
Net loss	-	-	-	(7,766,515)	(7,766,515)
Balances as of December 31, 2024	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

	2025	2024
Operating Activities
Net Loss	$(7,591,189)	$(7,766,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,788	109,489
Amortization	68,554	39,897
Non-cash interest income	(789)	-
Realized gains on debt securities (U.S. Treasury bills)	(130,496)	-
Stock-based compensation and nonemployee stock-based payment expense	738,170	774,788
Expenses paid by Tekcapital and Affiliates	259,703	281,758
Provision for doubtful accounts	7,993	19,859
Write-off of previously-capitalized software costs	-	88,073

Changes in operating assets and liabilities:
Accounts receivable	(36,777)	(4,566)
Accounts payable and accrued expenses	191,521	91,228
Prepaid expenses	28,682	16,356
Inventory prepayments	(13,823)	(101,074)
Inventory	(913,379)	(298,518)
Other assets	(19,184)	-
Contract assets and deferred revenue	68,925	9,595
Net cash flows from operating activities	(7,275,301)	(6,739,630)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(1,274,320)	(4,895,184)
Proceeds from redemption of debt securities (U.S. Treasury bills)	6,300,000	-
Loans made to Tekcapital Europe, Ltd.	(550,000)	(767,940)
Repayment of amounts loaned to Tekcapital Europe, Ltd.	250,000	767,940
Patent costs	(177,220)	(204,770)
Purchases of property and equipment	(72,513)	(62,203)
Net cash flows from investing activities	4,475,947	(5,162,157)

Financing Activities
Proceeds from offerings of common stock and warrants	-	2,871,351
Proceeds from at-the-market offerings of common stock	1,177,209	3,723,134
Proceeds from exercises of warrants	5,644,729	3,928,135
Proceeds from sale of common stock withheld from employees to cover withholding taxes on vested restricted share units	52,655	19,603
Incurrence of obligation under long-term payment plan with vendor	121,059	-
Payments made under long-term payment plan with vendor	(44,147)	-
Repayment of amounts due to Tekcapital and Affiliates	(270,102)	(298,896)
Net cash flows from financing activities	6,681,403	10,243,327

Net Change in Cash and cash equivalents	3,882,049	(1,658,460)

Cash and cash equivalents at Beginning of Period	$2,628,987	$4,287,447
Cash and cash equivalents at End of Period	$6,511,036	$2,628,987

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as change in Due to/from Tekcapital and Affiliates	259,703	281,758
Issuance of shares for prepayment to third party service provider	-	81,900
Issuance of shares for prepayment to brand ambassador	30,001	21,690

See accompanying Notes to the Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company was originally founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 5% of our issued and outstanding shares of common stock as of December 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the years presented have been included. The results of operations for the years ended December 31, 2025 and 2024 are not necessarily indicative of the results to be expected for future periods.

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

Investments

As of December 31, 2024, the Company held certain investments in U.S. Treasury bills, which were purchased in September 2024 and matured in March 2025. These investments were classified as “held-to-maturity” and were recorded at amortized cost of $4,895,184 in the accompanying balance sheet as of December 31, 2024; the aggregate fair value of these investments as of December 31, 2024, based on quoted prices (unadjusted) in active markets for identical assets, was $4,957,750.Upon maturity of these investments in March 2025, the Company recognized a realized gain $104,816.

Additionally, during the year ended December 31, 2025, the Company purchased an investment in U.S. Treasury bills for $1,274,320 in April 2025, which subsequently matured in October 2025 and for which the Company recognized a realized gain of $25,680.

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

Accounts receivable are reported at the amount billed to the customer, net of an allowance for credit losses. The allowance for credit losses is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectability from customers, giving consideration to current conditions, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations. Receivable balances are written-off against the allowance when such balances are deemed to be uncollectible. The Company recognized bad debt expense of $7,993 and $19,859 for the years ended December 31, 2025 and 2024, respectively.

A roll forward of the allowance for credit losses for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Balance at January 1	$30,966	$25,772
Bad debt expense	7,993	19,859
Write-offs	(22,401)	(14,883)
Other	86	218
Balance at December 31	$16,644	$30,966

As of January 1, 2024, accounts receivable, net of allowance for credit losses were $93,211.

Inventory

Our inventory predominantly consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Also included within inventory at December 31, 2025 was $72,864 of electronic components purchased from a third-party supplier for use by our manufacturer in their future production of our eyewear; there were no such comparable amounts in inventory at December 31, 2024.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $59,000 and $0 as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company recorded an inventory prepayment in the amount of $438,417 and $424,594, respectively, related to down payments on eyewear purchased from the manufacturer, prior to shipment of the product that occurred after the respective balance sheet dates.

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

Capitalized Software

Prior to 2024, the Company had incurred certain costs related to development of the Vyrb software application, and had capitalized approximately $88,000 of such costs related to coding, development, and testing (subsequent to establishing technical feasibility of the app), as it was the Company’s intention to market and sell this software externally. During 2024, management decided to shift its primary software development focus to the Lucyd app. Based on this decision, during the year ended December 31, 2024, the Company expensed the previously-capitalized Vyrb software development costs totaling approximately $88,000 to research and development expense.

No development costs have been capitalized with respect to the Lucyd app or any other software, and there are no capitalized software costs recorded on the Company’s balance sheets as of December 31, 2025 or 2024.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives or lease terms if shorter. Depreciation expense for the years ended December 31, 2025 and 2024 was $66,788 and $109,489, respectively. Repair and maintenance costs are expensed as incurred.

	December 31,	December 31,	Estimated Useful Lives
Property & Equipment	2025	2024	(in Years)
Mobile Kiosk Display	$193,004	$162,940	3 years
Computer Equipment	44,901	44,901	3 Years
Office Equipment	27,826	12,991	3 Years
Internal-Use Software and Website Costs	53,300	77,196	3 to 5 Years
Property and equipment, gross	319,031	298,028
Less: Accumulated depreciation	(257,254)	(190,466)
Property and equipment, net	$61,777	$107,562

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

Concentrations of credit risk with respect to accounts receivable are generally considered minimal due to collection history. However, some significant concentrations exist.

●	The accounts receivable balance from Amazon.com for sales made through their website was $66,043 or approximately 42% of the Company’s gross accounts receivable balance as of December 31, 2025, and was $23,834 or approximately 17% of the Company’s gross accounts receivable balance as of December 31, 2024.

●	The accounts receivable balance from an unrelated wholesale distributor was $18,586 or approximately 12% of the Company’s gross accounts receivable balance as of December 31, 2025, and was $53,184 or approximately 37% of the Company’s gross accounts receivable balance as of December 31, 2024.

●	As of December 31, 2024, $47,950 or approximately 33% of the Company’s gross accounts receivable balance was related to a single customer under a long-term instalment arrangement; the accounts receivable balance for this customer was zero as of December 31, 2025.

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

The following table presents disaggregated revenue for the years ended December 31, 2025 and 2024:

	2025	2024
E-commerce channels	$2,431,365	$1,464,385
Wholesale channels	217,113	167,549
App store subscriptions	13,191	4,506
Total revenues, net	$2,661,669	$1,636,440

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

In instances where the collectability of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. With respect to such instances, during the years ended December 31, 2025 and 2024, we recognized $30,000 of revenue for each period, that was included in the contract liability balance of $47,950 and $77,950 as of January 1, 2025 and 2024, respectively.

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

For sales to distributors, we identify the contract with a customer upon receipt of an order of our eyewear through a direct purchase order. If collectability of substantially all of the contract consideration is probable, revenue is recognized upon meeting the performance obligation, which is delivery of our eyewear products to the distributor, and is also recorded net of returns and discounts. Our wholesale pricing for eyewear sold to retail store partners and distributors includes volume discounts, due to the nature of large quantity orders. The pricing does not include shipping. Due to the nature of wholesale retail orders, no marketplace fees are applicable, only credit card processing fees.

For sales of subscriptions to the “Pro” version of our Lucyd app, we identify the individual contracts with customers through detailed transaction reports from the Apple App Store or Google Play Store, with each individual transaction representing a separate contract. Revenue is recognized upon meeting the performance obligation, which is the right and availability of each customer to access the “Pro” features of the Lucyd app. For those customers that purchase such access on a month-to-month basis, we recognize revenue in the month in which the purchase of such access is made. For those customers that purchase an annual subscription, we recognize revenue on a straight-line basis over the subscription period, using a mid-month convention. The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $4,506 and $2,401 as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we recognized $2,401 of revenue that was included in the contract liability balance as of January 1, 2025.

We allow our customers to return our physical products, subject to our refund policy, which allows any customer to return our physical products for any reason and receive a full refund for frames (prescription lenses excluded) within the first: 7 days for sales made through our website (Lucyd.co), 30 days for sales made through Amazon, and 30 days for sales to most wholesale retailers and distributors (although certain sales to independent distributors are ineligible for returns). We charge a standard $15 restocking fee for standard frame returns, which is deducted from applicable refunds to cover shipping and restocking costs, and our return policy prohibits discretionary returns of glasses with prescription lenses.

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, as well as review all individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $14,669 and $15,746 as of December 31, 2025 and 2024, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting Standards Update (“ASU”) ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and requires entities to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements.

ASU 2023-09 was effective for the Company for the fiscal year ending December 31, 2025. We adopted the new standard, which primarily resulted in expanded disclosures in the rate reconciliation table and regarding certain reconciling items. Refer to Note 4 for additional information. As the requirements of this ASU relate to disclosure only, the adoption of this ASU did not have a significant impact on our financial statements.

Recently Issued Accounting Pronouncements

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

Subsequent Events

In connection with the preparation of these financial statements, the Company has evaluated subsequent events through March 25, 2026, which is the date the financial statements were available to be issued. See Note 11 for additional information.

NOTE 3 – LIQUIDITY

The Company has a limited operating history. The Company’s business and operations are sensitive to general business and economic conditions in the United States. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include an economic recession or downturn, changes in regulations or restrictions on imports, competition, or changes in consumer taste. These adverse conditions could affect the Company’s financial condition and the results of its operations.

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity.

During the years ended December 31, 2025 and 2024, the Company raised approximately $6.8 million and $10.5 million, respectively, of net cash proceeds through the issuance of equity via a combination of at-the-market offerings, registered direct offerings, and warrant exercises (see Note 8 for details). The Company has also entered into agreements with related parties, under which the Company may make net borrowings of up to $0.95 million (see Note 6 for details); as of December 31, 2025, the Company has not borrowed any amounts under such agreements.

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

After reviewing all relevant available evidence, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.

On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the 2017 Tax Cuts and Jobs Act and expanding certain incentives in the 2022 Inflation Reduction Act while accelerating the phase-out of other incentives. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA’s changes to the deductibility of domestic research and experimental expenditures decreased our deferred tax asset position as a change in tax law is accounted for in the period of enactment.

The effective tax rate on income/(loss) before income taxes for the year ended December 31, 2025 differed from the U.S. federal statutory tax rate for the following reasons:

	Amount	Percent
U.S. federal statutory tax rate	$1,594,150	21.00%
State and local income taxes, net of federal (national) income tax expense (a)	78,243	1.04%
Nontaxable or nondeductible items
Restricted Stock Units (RSUs)	(67,171)	-0.91%
Other	(15,789)	-0.21%
Other	(4,736)	-0.09%
Changes in valuation allowance	(1,584,697)	-20.83%
Effective tax rate	$-	0.00%

(a)	State taxes in Florida made up the majority (greater than 50%) of the tax effect in this category.

The effective tax rate on income/(loss) before income taxes for the year ended December 31, 2024 differed from the U.S. federal statutory tax rate for the following reasons:

2024
Income tax benefit at the statutory federal rate	$1,630,968
State income tax benefits, net of federal benefit	68,365
Change in valuation allowance and other items	(1,699,333)
Total	$-

The Company’s effective tax rate for the years ended December 31, 2025 and 2024 was 0%, primarily due to the changes in the full valuation allowance on net deferred tax assets.

Cash Paid for Income Taxes

For the year ended December 31, 2025, the Company did not make any cash payments for income taxes as it generated net operating losses during the period. The Company did, however, incur and pay non–income-based taxes.

Deferred Tax Assets and Liabilities

The components of the Company’s net deferred tax assets (liabilities) at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating losses – federal	$5,510,579	$3,929,930
Net operating losses – state	315,322	247,869
Stock-based compensation	1,056,131	1,022,605
Accrued expenses	15,922	-
Research and development expenses	150,475	283,969
Other	13,712	19,546
Total deferred tax assets	7,062,141	5,503,919

Deferred tax liabilities:
Depreciation and amortization	(6,994)	(33,469)
Total deferred tax liabilities	(6,994)	(33,469)

Valuation Allowance	(7,055,147)	(5,470,450)

Total net deferred tax assets	$-	$-

At December 31, 2025, the Company had federal net operating loss carryforwards of $26,240,853 and state net operating loss carryforwards of $14,071,375, both of which may be carried forward indefinitely. A company’s ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. The Company has not completed a formal Section 382 analysis. In addition, future changes in ownership as defined in Section 382 of the Internal Revenue Code could put limitations on the availability of the net operating loss carryforwards.

Unrecognized Tax Benefits

The Company follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company recognizes a benefit from its tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Any interest and penalties accrued related to uncertain tax positions are recorded in tax expense.

As of December 31, 2025 and 2024, the Company did not record any uncertain tax position related to the utilization of certain federal net operating losses. As of December 31, 2025 and 2024, The Company has no liability for unrecognized tax benefits. Additionally, the Company has no pending or on-going audits in any tax jurisdiction.

The Company’s tax returns for the years ended 2022 – 2025 remain subject to examination by the Internal Revenue Service for U.S. federal income tax purposes and by the applicable state taxing authorities in Florida.

NOTE 5 – INTANGIBLE ASSETS

	December 31,	December 31,
Finite-lived intangible assets	2025	2024
Patent Costs	$711,222	$534,002
Less: Accumulated amortization	(151,254)	(82,700)
Intangible assets, net	$559,968	$451,302

These costs are amortized using the straight-line method over a period of 10 years. Amortization expense totaled $68,554 and $39,897 for the years ended December 31, 2025 and 2024, respectively.

Estimated future amortization expense related to intangible assets over their remaining useful lives is as follows:

2026	$70,018
2027	70,018
2028	70,018
2029	70,018
2030	68,548
Thereafter (through 2035)	211,348
Total	$559,968

NOTE 6 – RELATED PARTY TRANSACTIONS

Management Service Agreement

The Company is party to a management services agreement with Tekcapital Europe Ltd. (an affiliate of Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer), which was originally entered into in 2020 and subsequently amended in 2022. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

Under this agreement, the related party provides the following services to us, for which we are billed $35,000 per quarter:

●	Support and advice to the Company in accordance with their area of expertise;

●	Research, technical review, legal review, recruitment, software development, marketing, public relations, and advertisement; and

●	Advice, assistance, and consultation services to support the Company or in relation to any other related matter.

The Company incurred expense of $140,000 during each of the years ended December 31, 2025 and 2024 under this agreement.

Rent of Office Space

Since 2022, under an agreement between the Company and Tekcapital Europe, Ltd, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The underlying lease between Tekcapital and its landlord has an end date of January 31, 2026. The Company recognized $116,684 and $92,312 of expense related to this month-to-month arrangement for the years ended December 31, 2025 and 2024, respectively.

Loans to Tekcapital Europe, Ltd.

On January 11, 2024, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company loaned 600,000 British pounds sterling (equivalent to approximately $768,000) to Tekcapital Europe, Ltd. The loan bore simple interest at a rate of 10% per annum and was required to be repaid on or before April 11, 2024. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. Tekcapital Europe, Ltd. subsequently repaid all of the outstanding balance of the loan (including principal and accrued interest) during the year ended December 31, 2024, and as of December 31, 2024, no amounts remained outstanding or payable to us under this agreement.

On April 23, 2025, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $500,000. Tekcapital Europe, Ltd. could receive advances under this facility upon request through October 23, 2025; any amounts advanced to Tekcapital Europe, Ltd. bore simple interest at a rate of 10% per annum, and were required to be repaid on or before July 23, 2026. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. In May 2025, Tekcapital Europe, Ltd. borrowed $250,000 under this agreement; subsequently in June 2025, Tekcapital Europe, Ltd. repaid such borrowing in full along with $2,503 of interest. As of December 31, 2025, no amounts remained outstanding or payable to us under this agreement.

On December 19, 2025, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $300,000. Tekcapital Europe, Ltd. may receive advances under this facility upon request through January 19, 2026; any amounts advanced to Tekcapital Europe, Ltd. bear simple interest at a rate of 12% per annum, and are required to be repaid on or before March 19, 2026. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. On December 23, 2025, Tekcapital Europe, Ltd. borrowed $300,000 under this agreement; the $300,000 outstanding principal balance of this loan, plus accrued interest receivable of $789, is included within Due from Tekcapital and Affiliates in the accompanying balance sheet as of December 31, 2025.

Lucyd Ltd. Financing Agreement

On March 1, 2024, the Company entered into an agreement with Lucyd Ltd. pursuant to which the Company can receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, it will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of the Company’s common stock upon certain defined events. Upon issuance, the convertible note would have a maturity date of September 1, 2025, at which time all outstanding principal and accrued interest, if any, would be payable in full in cash or in the Company’s common stock. The Company may prepay the convertible notes at any time with the written consent of Lucyd Ltd.

On March 1, 2025, the Company and Lucyd Ltd. entered into an amendment of this agreement, such that upon issuance, the convertible note will have a maturity date of September 1, 2026. There were no other changes to the terms and provisions of the agreement.

The Company has not borrowed any amounts under this agreement.

License Agreements

The Company had previously entered into certain exclusive License Agreements dated April 1, 2020 and September 15, 2021, having Addenda dated October 5, 2021 and December 7, 2021 (herein the “LL Licenses”) with Lucyd Ltd.; such licenses were royalty-free, fully paid up, perpetual licenses. On August 12, 2025, Lucyd Ltd. executed an intellectual property assignment agreement to confirm that all registered intellectual property rights under the LL Licenses, to the extent they had not previously been assigned to the Company in previously executed assignments, were irrevocably assigned to the Company, and that all unregistered intellectual property rights and other assets that were licensed exclusively to the Company under the LL Licenses were also irrevocably assigned to the Company. As such, the Company thereby acquired full ownership of all registered and unregistered intellectual property and assets that were previously exclusively licensed to the Company from Lucyd Ltd., and the LL Licenses were determined to be no longer necessary, thus Lucyd Ltd. and the Company mutually agreed to terminate the LL Licenses.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

On November 11, 2025, the Company entered into a settlement and release agreement with a shareholder related to certain legal matters. Pursuant to the terms of such agreement, the Company received $570,000 from such shareholder, which is reflected within other income (expense), net in the statement of operations. Fees paid to legal counsel associated with this matter are reflected within general and administrative expenses in the statement of operations.

In January 2024, we settled and resolved all outstanding matters relating to complaints filed by a third party with the International Trade Commission, alleging that certain of our products (as well as certain products of our competitors) infringed on patents held by the third party. As part of this settlement, we entered into a multi-year non-exclusive license agreement with that third party covering multiple smart eyewear patents (as described more fully below under ‘License Agreements’).

License Agreements

During 2022 and 2023, we entered into various multi-year license agreements which grant us the right to sell certain branded smart eyewear, including the Nautica, Eddie Bauer, and Reebok brands worldwide. These agreements require us to pay royalties based on a percentage of net retail and wholesale sales during the period of the license, and also require guaranteed minimum royalty payments. The agreements have base terms of 10 years but are cancellable at the option of the Company during the fifth year.

The aggregate future minimum payments due under these license agreements are as follows:

2026	$834,000
2027	1,290,000
2028	1,543,000
2029	1,778,000
2030	2,037,000
Thereafter (through 2033)	6,092,000
Total	$13,574,000

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

The Company recognized $521,849 and $225,222 of expense related to all license agreements for the years ended December 31, 2025 and 2024, respectively.

Long-Term Payment Plan for Information Technology System and Services

The Company has entered into a long-term payment plan agreement with Oracle for the payment of costs related to the implementation of the Company’s new ERP system (which went live in April 2025) and related cloud services. Under this agreement, the Company is obligated to make payments of $4,035 per month through July 2027. As of December 31, 2025, the Company’s remaining obligation under this arrangement was $76,912, of which $48,424 is included within accounts payable and accrued expenses in the accompanying balance sheet, and $28,488 is reflected within non-current liabilities in the accompanying balance sheet.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Pursuant to a corporate resolution on July 1, 2021, the Company has authority to issue up to 15,000,000 shares of preferred stock and 50,000,000 shares of common stock. There were no shares of preferred stock issued or outstanding as of December 31, 2025 and 2024.

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

At-the-Market Offerings

The Company has entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), relating to the sale of common stock.

From August 15, 2025 through December 12, 2025, the Company sold 606,377 shares of common stock and received approximately $1,221,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,180,000, and will be used for working capital and general corporate purposes. The Company also paid $2,500 of legal fees during the year ended December 31, 2025, which are reflected in the financial statements as a reduction to additional paid in capital as they represent a related cost of the at-the-market equity offering transactions.

From April 15, 2024 through August 30, 2024, the Company sold 557,987 shares of common stock and received approximately $3,913,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $3,773,000, and will be used for working capital and general corporate purposes. The Company also paid $50,000 of legal fees during the year ended December 31, 2024, which are reflected in the financial statements as a reduction to additional paid in capital as they represent a related cost of the at-the-market equity offering transactions.

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

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2025 is as follows:

Warrant Type	Warrants Outstanding to Purchase X Shares	Exercise Price	Issuance Date	Expiration Date
Listed (IPO) Warrants	68,714	$75.00	8/17/2022	8/17/2027
Common (SPO) Warrants	98,300	$21.00	6/26/2023	6/26/2028
Private Warrants	15,000	$75.00	4/17/2023	4/19/2028
Series A Warrants	35,700	$5.00	9/4/2024	3/4/2030
Series B Warrants	35,700	$5.00	9/4/2024	3/4/2026
Series C Warrants	148,567	$6.00	9/19/2024	3/19/2030
Series D Warrants	148,567	$6.00	9/19/2024	3/19/2026
Series E Warrants	105,264	$9.50	9/24/2024	9/24/2029
Series F Warrants	210,528	$9.50	9/24/2024	3/24/2026
Series G Warrants	210,146	$2.60	4/14/2025	11/19/2030
Series I Warrants	2,240,346	$2.60	6/24/2025	12/24/2026
Underwriter / Placement Agent Warrants	268,600	$3.25-$164.56	8/17/2022 - 6/24/2025	4/30/2026 - 11/19/2030
Total	3,585,432

April 2025 Warrant Inducement Transaction

On April 11, 2025, the Company entered into inducement letter agreements with certain holders of certain of its existing warrants to purchase an aggregate of 595,188 shares of the Company’s common stock, consisting of 60,750 Series A Warrants, 60,750 Series B Warrants, 157,896 Series E Warrants, and 315,792 Series F Warrants. Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at a reduced exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series G Warrants to purchase up to an aggregate of 218,646 shares of common stock and new unregistered Series H Warrants to purchase up to an aggregate of 1,724,814 shares of common stock, each at a purchase price of $0.125 per warrant. The relevant details of the Series G Warrants are outlined in the table above. The Series H Warrants had an exercise price of $2.60 per share, were exercisable immediately upon issuance, and had an expiration date of November 19, 2026.

This transaction closed on April 14, 2025, and the gross proceeds to the Company were approximately $1.8 million prior to deducting placement agent fees and offering expenses. HCW acted as the exclusive placement agent for the offering; as compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 44,639 shares of common stock; such placement agent warrants are immediately exercisable, have an exercise price of $3.25 per share, and have an expiration date of November 19, 2030.

The net proceeds received by the Company from this transaction amounted to approximately $1,494,000, which the Company intends to use for working capital and general corporate purposes.

June 2025 Warrant Inducement Transaction

On June 20, 2025, the Company entered into inducement letter agreements with certain holders of certain of its Series H Warrants to purchase an aggregate of 746,782 shares of the Company’s common stock, which were originally issued to the holders on April 14, 2025. Pursuant to the inducement letter agreements, the holders agreed to exercise the existing warrants for cash at an exercise price of $2.60 per share in consideration of the Company’s agreement to issue new unregistered Series I Warrants to purchase up to an aggregate 2,240,346 shares of common stock, each at a purchase price of $0.125 per warrant. The relevant details of the Series I Warrants are outlined in the table above.

This transaction closed on June 24, 2025, and the gross proceeds to the Company were approximately $2.2 million prior to deducting placement agent fees and offering expenses. HCW acted as the exclusive placement agent for the offering; as compensation for such placement agent services, the Company paid HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company. The Company also issued to HCW or its designees warrants to purchase up to 56,009 shares of common stock; such placement agent warrants are immediately exercisable, will expire on June 20, 2030, and have an exercise price of $3.25 per share.

The net proceeds received by the Company from this transaction amounted to approximately $1,890,000, which the Company intends to use for working capital and general corporate purposes.

The Company also paid approximately $157,000 of legal and accounting fees during the year ended December 31, 2025 related to these warrant inducement transactions; these payments have been reflected in the financial statements as a reduction to additional paid in capital, as they represent a related cost of the inducement transactions.

Other 2025 Warrant Activity

During May and June 2025, certain holders of the Company’s Series G and Series H Warrants exercised such warrants to purchase an aggregate of 986,532 shares of the Company’s common stock at an exercise of $2.60 per share, resulting in gross cash proceeds to the Company of approximately $2.6 million.

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

September 2024 Warrant Inducement Transactions

During September 2024, the Company entered into multiple warrant inducement transactions with certain holders of its previously-issued warrants.

On September 3, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (the “Common (SPO) Warrants” originally issued on June 26, 2023) to purchase an aggregate of 126,699 shares of common stock. The warrant holders exercised for cash the existing warrants at a reduced exercise price of $5.00 per share, resulting in gross proceeds to the Company of approximately $0.6 million; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series A and Series B Warrants (the relevant details of which are outlined in the table above). This transaction closed on September 4, 2024, and the net proceeds received by the Company amounted to approximately $0.5 million.

On September 18, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 1, 2024 in connection with the First Registered Direct Offering described above) to purchase an aggregate of 148,567 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $5.13 per share, resulting in gross proceeds to the Company of approximately $0.8 million; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series C and Series D Warrants (the relevant details of which are outlined in the table above). This transaction closed on September 19, 2024, and the net proceeds received by the Company amounted to approximately $0.7 million.

On September 22, 2024, the Company entered into inducement letter agreements with certain holders of existing warrants (originally issued on May 29, 2024 in connection with the Second Registered Direct Offering described above) to purchase an aggregate of 263,160 shares of common stock. The warrant holders exercised for cash the existing warrants at an adjusted exercise price of $9.875 per share, resulting in gross proceeds to the Company of approximately $2.6 million; in addition to the shares of common stock issued as a result of the warrant exercise, the warrant holders also received new unregistered Series E and Series F Warrants (the relevant details of which are outlined in the table above). This transaction closed on September 24, 2024, and the net proceeds received by the Company amounted to approximately $2.3 million.

Other 2024 Warrant Activity

During September and October 2024, certain holders of the Company’s warrants (including Series A Warrants, Series B Warrants, and warrants issued on May 1, 2024 in connection with the First Registered Direct Offering described above) exercised an aggregate of 121,973 of such warrants, using a combination of cashless exercise and for-cash exercise, to purchase an aggregate of 102,455 shares of the Company’s common stock. These transactions resulted in aggregate gross cash proceeds to the Company of approximately $0.4 million.

Rights Plan

On September 25, 2024, our board of directors approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”), and declared a dividend to stockholders of record at the close of business on September 25, 2024 of one common stock purchase right (a “Right”) for each outstanding share of our common stock. Each Right entitles the holder to purchase from the Company six shares of our common stock at an exercise price of $6.21 per share. The Rights are evidenced by and trade with the certificates for the shares of our common stock that were outstanding as of September 25, 2024, and accompany any new shares of our common stock that were or will be issued after that date.

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

Under the Rights Plan (as subsequently amended in 2025), the Rights expire the earlier of (i) September 25, 2026, (ii) the redemption or exchange of the Rights in accordance with the terms of the Rights Plan, (iii) the closing of certain merger or other acquisition transactions involving the Company, and (iv) the date of the Company’s 2026 annual meeting of its stockholders.

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

NOTE 9 – STOCK-BASED COMPENSATION

On July 1, 2021, an Equity Incentive Plan was approved, allowing for total of 20% of our issued and outstanding common stock, less the number of outstanding stock-based awards, plus forfeitures and expirations of stock options and restricted stock units, to be available for the grant of awards under the Plan. Availability for future awards under the 2021 Equity Incentive Plan as of December 31, 2025 was 354,424 shares.

Stock Options

Summary information regarding the number of options, exercise price, and remaining contractual life as of and during the years ended December 31, 2025 and 2024 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2024	144,726	41.61	2.22
Granted	500	8.40
Exercised	-	-
Forfeited	(61,426)	47.33
As at December 31, 2024	83,800	37.21	2.33

As at January 1, 2025	83,800	37.21	2.33
Granted	-	-
Exercised	-	-
Forfeited / Expired	(30,700)	70.73
As at December 31, 2025	53,100	17.83	2.47
Exercisable as at December 31, 2025	49,148	17.21	2.50

As of December 31, 2025, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero .

There were no options granted during the year ended December 31, 2025.

During the year ended December 31, 2024, we granted options to an employee to purchase an aggregate of 500 shares of common stock at $8.402 per share. However, the employee later separated from the Company, and these options were all forfeited or expired as of December 31, 2024. The estimated fair value of this award, and the amount of compensation cost ultimately recognized related to this award, were both immaterial.

The weighted average grant date fair value of options outstanding as of December 31, 2025 and 2024 was $13.24 and $26.81, respectively.

Total stock option expense recognized for the years ended December 31, 2025 and 2024 was $129,988 and $554,257, respectively. As of December 31, 2025, remaining unrecognized stock option expense was approximately $3,000, all of which will be recognized in January 2026.

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

Effective April 1, 2024, pursuant to the terms of a brand ambassador agreement, we issued to an individual 4,500 shares of our common stock as compensation for the first year of the agreement. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690, which was recognized as expense on a straight-line basis from April 1, 2024 through March 31, 2025. We recognized $5,422 and $16,268 of expense for the years ended December 31, 2025 and 2024, respectively, relative to this stock grant.

Effective April 1, 2025, pursuant to the terms of a brand ambassador agreement, we issued to the same individual 11,539 shares of our common stock as compensation for the second year of the agreement. The value of this consideration transferred, measured using the fair value of our common stock at the date of issuance, was $30,000, which is being recognized as expense on a straight-line basis from April 1, 2025 through March 31, 2026. We recognized $22,500 of expense for year ended December 31, 2025, relative to this stock grant, and will recognize the remaining expense for these shares of $7,500 during the first three months of 2026.

Restricted Stock Units

Summary information regarding the number of restricted stock units as of and during the years ended December 31, 2025 and 2024 is as follows:

	Restricted Stock Units (Number)	Weighted Average Grant Date Fair Value ($)
As at January 1, 2024	3,261	8.30
Granted	246,000	6.22
Vested	(13,645)	7.13
Forfeited	-	-
As at December 31, 2024	235,616	6.19

As at January 1, 2025	235,616	6.19
Granted	411,848	1.64
Vested	(80,816)	6.22
Forfeited	(4,000)	6.88
As at December 31, 2025	562,648	2.85

On November 26, 2024, the Company awarded an aggregate of 33,600 restricted stock units to non-management employees, of which 1/3 vested immediately, 1/3 vested on November 26, 2025, and the remaining 1/3 shall vest on November 26, 2026. We recognized $62,149 and $83,477 of expense related to these awards during the years ended December 31, 2025 and 2024, respectively, and will recognize the remaining expense of $58,021 on a straight-line basis over the next 11 months.

On December 13, 2024, the Company awarded an aggregate of 212,400 restricted stock units to the Company’s officers and management, of which 1/6 vest on each April 2 and August 19, commencing with April 2, 2025 and concluding on August 19, 2027. We recognized $486,662 and $20,278 of expense related to these awards during the years ended December 31, 2025 and 2024, respectively, and will recognize the remaining expense of $790,825 on a straight-line basis over the next 19.5 months.

On November 14, 2025, the Company awarded an aggregate of 406,000 restricted stock units to the Company’s officers and certain other employees, of which 1/6 vest on each April 2 and August 19, commencing with April 2, 2026 and concluding on August 19, 2028. We recognized $30,265 of expense related to these awards during the year ended December 31, 2025, and will recognize the remaining expense of $635,575 on a straight-line basis over the next 31.5 months.

On November 18, 2025, the Company awarded 5,848 restricted stock units to an employee, of which 1/2 vest on May 18, 2026 and 1/2 vest on November 18, 2026. We recognized $1,184 of expense related to this award during the year ended December 31, 2025, and will recognize the remaining expense of $8,290 on a straight-line basis over the next 10.5 months.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period as required by ASC 260-10-50. Due to the net losses for the years ended December 31, 2025 and 2024, all shares underlying common stock warrants, common stock options, and related party convertible debt were excluded from the earnings per share calculation due to their anti-dilutive effect.

Calculation of basic and diluted net earnings/(loss) per common share is as follows:

	2025	2024
Basic and diluted:
Net loss	$(7,591,189)	$(7,766,515)
Weighted-average number of common shares	3,991,818	1,496,357
Basic and diluted net loss per common share	$(1.90)	$(5.19)

NOTE 11 – SUBSEQUENT EVENTS

At-the-Market Offerings

On January 7, 2026, the Company sold 820,800 shares of common stock and received approximately $1,458,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from this sale amounted to approximately $1,411,000, and will be used for working capital and general corporate purposes.

Tariffs

On February 20, 2026, the U.S. Supreme Court issued a ruling related to federal tariffs. The Company is currently evaluating the ruling and its potential implications. At this time, management cannot reasonably estimate the impact, if any, on the Company’s operations or consolidated financial statements.

Repayment from Tekcapital Europe, Ltd.

On February 24, 2026, Tekcapital Europe, Ltd. repaid in full all of the outstanding balance of the loan that the Company had made to Tekcapital on December 19, 2025 (see Note 6). The total amount paid to the Company was $306,115, of which $300,000 represented the principal amount and $6,115 represented accrued interest.

Extension of Lucyd Ltd. Financing Agreement

On March 11, 2026, the Company and Lucyd Ltd. entered into an amendment of the financing agreement originally entered into on March 1, 2024 and previously amended on March 1, 2025 (see Note 6 for details), such that upon such that upon issuance, the convertible note will have a maturity date of September 1, 2027. There were no other changes to the terms and provisions of the agreement, and the Company has not borrowed any amounts under this agreement.