Form 10-Q
period 2026-03-31
Innovative Eyewear Inc
filed 2026-05-14
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 6,403,728 shares of the registrant’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, our strategy, competition, future operations and production capacity, our supply chain and logistics, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans, and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements except as required by law.

INNOVATIVE EYEWEAR, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

March 31, 2026 (Unaudited) and December 31, 2025

	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$4,378,144	$6,511,036
Investments	1,298,859	-
Accounts receivable, net	71,506	142,152
Prepaid expenses	826,208	263,730
Inventory prepayments	695,421	438,417
Inventory, net	1,404,738	1,745,136
Due from Tekcapital and Affiliates	-	334,582
Other current assets	72,575	60
Total Current Assets	8,747,451	9,435,113

Non-Current Assets
Intangible assets, net	599,609	559,968
Property and equipment, net	50,224	61,777
Other non-current assets	83,075	83,075
TOTAL ASSETS	$9,480,359	$10,139,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,043,560	$985,417
Deferred revenue	14,969	59,889
Due to Tekcapital and Affiliates	32,134	-
Total Current Liabilities	1,090,663	1,045,306

Non-Current Liabilities
Long-term payment plan with vendor	20,478	28,488
TOTAL LIABILITIES	1,111,141	1,073,794

Commitments and contingencies (see Note 7)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized: 6,300,661 and 5,479,861 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	63	55
Additional paid-in capital	43,005,642	41,393,203
Accumulated deficit	(34,636,487)	(32,327,119)
TOTAL STOCKHOLDERS’ EQUITY	8,369,218	9,066,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,480,359	$10,139,933

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Revenues, net	$773,561	$454,501
Less: Cost of Goods Sold	(598,116)	(233,968)
Gross Profit	175,445	220,533

Operating Expenses:
General and administrative	(1,590,051)	(1,091,348)
Sales and marketing	(784,050)	(787,400)
Research and development	(138,109)	(210,576)
Related party management fee	(35,000)	(35,000)
Total Operating Expenses	(2,547,210)	(2,124,324)

Other Income (Expense), net	62,397	125,088

Net Loss	$(2,309,368)	$(1,778,703)

Weighted average number of shares outstanding	6,245,941	2,453,447
Loss per share, basic and diluted	$(0.37)	$(0.72)

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2026	5,479,861	$55	$41,393,203	$(32,327,119)	$9,066,139

At-the-Market Offerings	820,800	8	1,411,447	-	1,411,455
Stock-based compensation	-	-	200,992	-	200,992
Net loss	-	-	-	(2,309,368)	(2,309,368)
Balances as of March 31, 2026	6,300,661	$63	$43,005,642	$(34,636,487)	$8,369,218

Balances as of January 1, 2025	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

Cancellation of shares by stockholder	(5)	-	-	-	-
Stock-based compensation	-	-	177,576	-	177,576
Net loss	-	-	-	(1,778,703)	(1,778,703)
Balances as of March 31, 2025	2,452,627	$25	$34,008,622	$(26,514,633)	$7,494,014

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Operating Activities
Net Loss	$(2,309,368)	$(1,778,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,553	21,202
Amortization	17,567	12,672
Interest income on debt securities (U.S. Treasury bills)	(10,393)	(104,816)
Stock-based compensation	200,992	177,576
Nonemployee stock-based payment expense	7,500	5,423
Expenses paid by Tekcapital and Affiliates	60,601	75,679
Provision for doubtful accounts	-	880

Changes in operating assets and liabilities:
Accounts receivable	70,646	22,374
Accounts payable and accrued expenses	58,143	(379,700)
Prepaid expenses	(569,978)	(152,928)
Inventory prepayments	(257,004)	44,741
Inventory	264,924	(296,235)
Other assets	9,074	-
Contract assets and deferred revenue	(44,920)	40,786
Net cash flows from operating activities	(2,490,663)	(2,311,049)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(1,288,466)	-
Proceeds from redemption of debt securities (U.S. Treasury bills)	-	5,000,000
Repayment of amounts loaned to Tekcapital Europe, Ltd.	300,000	-
Patent costs	(57,208)	(19,120)
Purchases of property and equipment	-	(40,648)
Net cash flows from investing activities	(1,045,674)	4,940,232

Financing Activities
Proceeds from at-the-market offerings of common stock	1,411,455	-
Payments made under long-term payment plan with vendor	(8,010)	-
Net cash flows from financing activities	1,403,445	-

Net Change in Cash and cash equivalents	(2,132,892)	2,629,183
Cash and cash equivalents at Beginning of Period	$6,511,036	$2,628,987
Cash and cash equivalents at End of Period	$4,378,144	$5,258,170

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as change in Due to/from Tekcapital and Affiliates	60,601	75,679

See accompanying Notes to the Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Company Description

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

The Company was originally founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 4% of our issued and outstanding shares of common stock as of March 31, 2026.

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2025 (which has been derived from audited financial statements) and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026.

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for future periods or the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation – specifically, $5,423 of nonemployee stock-based payment expense for the three months ended March 31, 2025 has been reclassified to a separate line on the condensed statement of cash flows, rather than aggregated with stock-based compensation.

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

NOTE 2 – LIQUIDITY

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the three months ended March 31, 2026, the Company raised approximately $1.5 million of aggregate gross proceeds through at-the-market offerings of common stock (see Note 11 for details). The Company has also entered into an agreement with a related party, under which the Company may make borrowings of up to $1.25 million (see Note 8 for details); as of March 31, 2026, the Company has not borrowed any amounts under such agreement. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

NOTE 3 – REVENUE AND ACCOUNTS RECEIVABLE

Revenue

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

The following table presents disaggregated revenue for the three months ended March 31, 2026 and 2025:

	2026	2025
E-commerce channels	$741,411	$418,117
Wholesale channels	27,066	33,553
App store subscriptions	5,084	2,831
Total revenues, net	$773,561	$454,501

In instances where the collectability of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. With respect to such instances, during the three months ended March 31, 2025, we recognized $7,500 of revenue that was included in the contract liability balance of $47,950 as of January 1, 2025. There was no comparable balance of such deferred revenue as of December 31, 2025 or March 31, 2026, and no such revenue recognized or deferred during the three months ended March 31, 2026.

The balance of revenue for orders received but not yet fulfilled that has been deferred on our balance sheet as a contract liability was $9,336 and $55,383 as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, we recognized $55,383 of revenue related to these instances, all of which was included in the contract liability balance of $55,383 as of January 1, 2026.

The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $5,633 and $4,506 as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, we recognized $1,802 and $1,030 of revenue, respectively, that was included in the contract liability balance of $4,506 as of January 1, 2026 and $2,401 as of January 1, 2025, respectively.

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns as well as review of individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $12,400 and $14,669 as March 31, 2026 and December 31, 2025, respectively.

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

Accounts receivable are reported at the amount billed to the customer, net of an allowance for credit losses. The allowance for credit losses is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations. Receivable balances are written-off against the allowance when such balances are deemed to be uncollectable.

A roll forward of the allowance for credit losses for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Balance at January 1	$16,644	$30,966
Bad debt expense	-	880
Write-offs	-	(87)
Other	-	87
Balance at March 31	$16,644	$31,846

NOTE 4 – INVENTORY

Our inventory predominantly consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Also included within inventory as of both at March 31, 2026 and December 31, 2025 was $72,864 of electronic components purchased from a third-party supplier for use by our manufacturer in their future production of our eyewear.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $59,000 as of both March 31, 2026 and December 31, 2025.

Our non-product inventory consists of virtual try-on kiosks, modular display systems, and interactive LCD fixtures that have not yet been deployed at retailers, as well as certain accessories that are intended to be used as promotional items, rather than sold in the normal course of business. These items are presented in the condensed balance sheet within Other current assets as of March 31, 2026. The balance of such non-product inventory was $72,575 as of March 31, 2026.

NOTE 5 – INVESTMENTS

All highly liquid investments with original maturities of three months or less, including money market funds, certificates of deposit, and U.S. Treasury bills purchased three months or less from maturity, are considered cash equivalents.

As of January 1, 2025, the Company held investments in U.S. Treasury bills, which were purchased in September 2024 and matured in March 2025. These investments were classified as “held-to-maturity” and were recorded at amortized cost. Upon maturity of these investments, the Company recognized a realized gain $104,816 for the three months ended March 31, 2025.

There were no amounts classified as “held-to-maturity” investments as of December 31, 2025.

As of March 31, 2026, the Company held investments in U.S. Treasury bills, which were purchased in January 2026 and matured in April 2026. During the three months ended March 31, 2026, the Company recognized $10,393 of interest income related to these investments. These investments were classified as “held-to-maturity” and were recorded at amortized cost of $1,298,859 in the accompanying condensed balance sheet. The aggregate fair value of these investments as of March 31, 2026 was as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments in U.S. Treasury bills	$1,298,960	$-	$-	$1,298,960

NOTE 6 – TANGIBLE AND INTANGIBLE ASSETS

	March 31,	December 31,
Property & Equipment	2026	2025
Display Booths and Kiosks	$193,004	$193,004
Computer Equipment	44,901	44,901
Office Equipment	27,826	27,826
Internal-Use Software and Website Costs	53,300	53,300
Property and equipment, gross	319,031	319,031
Less: Accumulated depreciation	(268,807)	(257,254)
Property and equipment, net	$50,224	$61,777

Depreciation expense for the three months ended March 31, 2026 and 2025 was $11,553 and $21,202, respectively.

	March 31,	December 31,
Finite-lived intangible assets	2026	2025
Patent Costs	$768,430	$711,222
Less: Accumulated amortization	(168,821)	(151,254)
Intangible assets, net	$599,609	$559,968

Amortization expense for the three months ended March 31, 2026 and 2025 was $17,567 and $12,672, respectively.

NOTE 7 – INCOME TAXES

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded an income tax provision or benefit for the three months ended March 31, 2026 and 2025 as it maintains a full valuation allowance against its net deferred tax assets.

NOTE 8 – RELATED PARTY TRANSACTIONS AND AGREEMENTS

Management Service Agreement

The Company is party to a management services agreement with Tekcapital Europe, Ltd. (an affiliate of Lucyd Ltd., whose Chief Executive Officer is the father of our Chief Executive Officer), which was originally entered into in 2020 and subsequently amended in 2022. While the agreement does not stipulate a specific maturity date, it can be terminated with 30 calendar days written notice by any party.

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

During the three months ended March 31, 2026 and 2025, the Company incurred $35,000 in each respective period under the management services agreement.

Rent of Office Space

Since 2022, under an agreement between the Company and Tekcapital Europe, Ltd, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The underlying lease between Tekcapital and its landlord has an end date of January 31, 2027. The Company recognized $25,601 and $39,653 of expense related to this month-to-month arrangement for the three months ended March 31, 2026 and 2025, respectively.

Loan to Tekcapital Europe, Ltd.

On December 19, 2025, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $300,000. Tekcapital Europe, Ltd. was able to receive advances under this facility upon request through January 19, 2026; any amounts advanced to Tekcapital Europe, Ltd. bore simple interest at a rate of 12% per annum, and were required to be repaid on or before March 19, 2026. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. On December 23, 2025, Tekcapital Europe, Ltd. borrowed $300,000 under this agreement; the $300,000 outstanding principal balance of this loan, plus accrued interest receivable of $789, was included within Due from Tekcapital and Affiliates in the accompanying condensed balance sheet as of December 31, 2025.

On February 24, 2026, Tekcapital Europe, Ltd. repaid in full all of the outstanding balance of the loan that the Company had made to Tekcapital on December 19, 2025. The total amount paid to the Company was $306,115, of which $300,000 represented the principal amount and $6,115 represented accrued interest. As of March 31, 2026, no amounts remained outstanding or payable to us under this agreement.

Lucyd Ltd. Financing Agreement

On March 1, 2024, the Company entered into an agreement with Lucyd Ltd. pursuant to which the Company could receive up to $1,250,000 either (a) in services provided by Lucyd Ltd. to the Company or (b) in cash upon request of funds by the Company. Once funds or services are received by the Company, it will issue a convertible note to Lucyd Ltd. that will bear interest at 10% per annum and include the option to convert the note into shares of the Company’s common stock upon certain defined events. Upon issuance, the convertible note would have had a maturity date of September 1, 2025 (subsequently amended, as described below), at which time all outstanding principal and accrued interest, if any, would be payable in full in cash or in the Company’s common stock. The Company would be able to prepay the convertible notes at any time with the written consent of Lucyd Ltd.

On March 1, 2025, the Company and Lucyd Ltd. entered into an amendment of this agreement, such that upon issuance, the convertible note would have a maturity date of September 1, 2026. There were no other changes to the terms and provisions of the agreement.

On March 11, 2026, the Company and Lucyd Ltd. entered into a further amendment of this agreement, such that upon issuance, the convertible note will have a maturity date of September 1, 2027. There were no other changes to the terms and provisions of the agreement.

The Company has not borrowed any amounts under this agreement with Lucyd Ltd.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License Agreements

In 2022 and 2023, we entered into various multi-year license agreements which grant us the right to sell certain branded smart eyewear, including the Nautica, Eddie Bauer, and Reebok brands worldwide. These agreements require us to pay royalties based on a percentage of net retail and wholesale sales during the period of the license, and also require guaranteed minimum royalty payments. The agreements have base terms of 10 years but are cancellable at the option of the Company during the fifth year (i.e., 2027 and 2028).

The aggregate future minimum payments due under these license agreements are as follows:

Remainder of 2026	$135,000
2027	1,290,000
2028	1,543,000
2029	1,778,000
2030	2,037,000
Thereafter (through 2033)	6,092,000
Total	$12,875,000

The Company recognized $208,500 and $133,336 of expense related to all license agreements for the three months ended March 31, 2026 and 2025, respectively.

Long-Term Payment Plan for Information Technology System and Services

The Company has entered into a long-term payment plan agreement with Oracle for the payment of costs related to the implementation of the Company’s new ERP system (which went live in April 2025) and related cloud services. Under this agreement, the Company is obligated to make payments of $4,035 per month through July 2027. As of March 31, 2026, the Company’s remaining obligation under this arrangement was $68,902, of which $48,424 is included within Accounts payable and accrued expenses in the accompanying condensed balance sheet, and $20,478 is reflected within Non-Current Liabilities in the accompanying condensed balance sheet.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630 Miami, Florida 33181. Our executive offices are provided to us by a related party (see Note 8). We consider our current office space adequate for our current operations.

Other Commitments

See related party management services agreement discussed in Note 8.

Legal Matters

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

International Trade and Tariffs

Beginning in April 2025, the U.S. government announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. These developments negatively impacted our results of operations during the year ended December 31, 2025. Management has taken various actions to mitigate the negative impacts of tariffs on our financial results; these actions have been largely successful thus far. However, the current international geopolitical climate related to tariffs is fluid and continues to evolve, and we cannot provide any assurance that actions that have been taken by management or that may be taken by management in the future will be successful in future periods. As such, we cannot predict with certainty the ultimate impacts that international trade and tariff developments may have on our business and financial results in the future, but those impacts could be material.

In February 2026, the U.S. Supreme Court issued a ruling invalidating some of the tariffs imposed by the U.S. government; however, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. As such, we cannot reasonably estimate the impact, if any, on our business and financial results at this time.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding stock options as of and during the three months ended March 31, 2026 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2026	53,100	17.83	2.47
Granted	-	-
Exercised	-	-
Forfeited / Expired	-	-
As at March 31, 2026	53,100	17.83	2.22
Exercisable as at March 31, 2026	53,100	17.83	2.22

During the three months ended March 31, 2026 and 2025, we recognized $3,356 and $36,646 of expense, respectively, related to stock options. As of March 31, 2026, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero , and remaining unrecognized stock option expense was zero .

Restricted Stock Units

Summary information regarding restricted stock units as of and during the three months ended March 31, 2026 is as follows:

	Restricted Stock Units (Number)	Weighted Average Grant Date Fair Value ($)
As at January 1, 2026	562,648	2.85
Granted	-	-
Vested	-	-
Forfeited	(1,200)	6.88
As at March 31, 2026	561,448	2.84

During the three months ended March 31, 2026 and 2025, we recognized $197,636 and $140,930 of expense, respectively, related to restricted stock units. As of March 31, 2026, unrecognized restricted stock unit expense of approximately $1,287,000 remains to be recognized over the next 1.80 years.

Stock Grants

Effective April 1, 2024, pursuant to the terms of a brand ambassador agreement, we issued to an individual 4,500 shares of our common stock as compensation for the first year of the agreement. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690, which was recognized as expense on a straight-line basis from April 1, 2024 through March 31, 2025. We recognized $5,423 of expense for the three months ended March 31, 2025, relative to this stock grant.

Effective April 1, 2025, pursuant to the terms of a brand ambassador agreement, we issued to the same individual 11,539 shares of our common stock as compensation for the second year of the agreement. The value of this consideration transferred, measured using the fair value of our common stock at the date of issuance, was $30,000, which was recognized as expense on a straight-line basis from April 1, 2025 through March 31, 2026. We recognized $7,500 of expense for the three months ended March 31, 2026, relative to this stock grant.

NOTE 11 – STOCKHOLDERS’ EQUITY

At-the-Market Offerings

The Company has entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, as sales agent, relating to the sale of common stock. During the three months ended March 31, 2026, the Company sold 820,800 shares of common stock and received approximately $1,458,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,411,000, and will be used for working capital and general corporate purposes.

Warrants

There were no grants, exercises, or expirations of warrants during the three months ended March 31, 2026.

NOTE 12 – EARNINGS PER SHARE

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

The calculation of net earnings/(loss) per share for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Basic and diluted:
Net loss	$(2,309,368)	$(1,778,703)
Weighted-average number of common shares	6,245,941	2,453,447
Basic and diluted net loss per common share	$(0.37)	$(0.72)

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

Overview

Executive Summary and Outlook

●	We achieved strong top-line growth in the first quarter of 2026, with revenues for the three months ended March 31, 2026 increasing by 70% as compared to the comparable period in 2025. This represents an acceleration from the full-year 2024 and full-year 2025 growth rates of 42% and 63%, respectively, and demonstrates continued positive momentum across the Company’s smart eyewear portfolio. The significant growth in revenues during the first quarter of 2026 reflects continued expansion of consumer demand for our products, especially our award-winning Lucyd Armor smart safety glasses line.

●	Our gross profit margin for the first quarter of 2026 was 23%, compared to 49% in the first quarter of 2025. The first quarter of 2025 notably included the positive impact of certain credits and inventory adjustments, which did not recur in subsequent quarters, while the current quarter’s gross profit is comparable to our gross profit margins for full fiscal year 2025 and the second half of fiscal year 2025 of 21% and 22%, respectively.

●	Other operating expenses increased by 20% in the first quarter of 2026 as compared to the first quarter of 2025, primarily driven by higher general and administrative expenses – largely related to employee compensation, plus higher amounts paid to outside service providers for various corporate and compliance functions – partially offset by lower research and development costs.

●	We believe we are strongly positioned for further revenue growth in 2026, based on the following recent developments:

○	In April 2026, we announced the launch of the new Reebok® Powered by Lucyd optical collection, for which we have secured several new retail partners.

○	We are currently in discussions with numerous other retailers – including big box stores, traditional optical chains, and hardware and automotive chains – to introduce Lucyd Armor and Reebok Powered by Lucyd products into stores across the U.S. and Canada in 2026.

○	Several leading industrial and logistics companies are testing Lucyd products for their workforce use.

○	We have also recently launched a new white-label offering, to enable retailers and legacy eyewear brands to quickly introduce smart eyewear products in partnership with our company. We already have an affirmative commitment from a customer for a white-label line of smart safety glasses.

○	Smart eyewear adoption is continuing to increase rapidly in the U.S., with a recent third-party study indicating that while only 4% of online adults had ever used smartglasses in 2024, that number increased to 17% in 2025.

General Product and Corporate Overview

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

Since the initial launch of Lucyd Lyte in 2021, we have sold thousands of our smartglasses, and have continued to expand our product offerings over the years – including the launch of Lucyd Lyte 2.0 and Lyte XL smartglasses in 2023, the launch of the Lucyd Armor, Nautica® Powered by Lucyd, and Eddie Bauer ® Powered by Lucyd smart eyewear collections in 2024, the launch of the Reebok® Powered by Lucyd sport collection in 2025, and the recent launch of the Reebok® Powered by Lucyd optical collection in April 2026. The variety of smartglasses we offer underpins our goal to provide a smart alternative for all of the major types of eyewear used by consumers, offering a seamless upgrade in styles of eyewear they already enjoy. We currently offer an expansive line of 37 different models of glasses and several accessories.

Our products are currently sold through two major types of channels:

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

All of our products are designed in Miami and manufactured in Asia. We view our business model as capital light, as we have elected not to build our own manufacturing facilities and Company-owned retail distribution, but rather leverage existing sources of production and retail distribution. This allows us to focus on our core competency of smart eyewear design.

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

In 2025, we updated and enhanced the Lucyd app’s Walkie feature, enabling premium subscribers access to secure and private walkie channels, providing businesses and organizations with a powerful tool to communicate confidentially and seamlessly through Lucyd smart eyewear. Also during 2025, we added a new translation feature to the Lucyd app, which allows for voice-based translation between 17 languages in real time.

In the first quarter of 2026, the Lucyd app received an overhaul to the user interface, with general improvements to usability. The app has been redeveloped as an "app store within an app," enabling an expansive and highly customizable Lucyd software platform to be housed conveniently within the iOS and Android app stores. The Company envisions that this new structure of the app will support third party applet development for Lucyd eyewear partners and users in the near future, and help in attracting developer talent to the platform by giving them a way to monetize new features and content for Lucyd eyewear.

We believe these developments make our Lucyd eyewear perhaps the smartest smartglasses available today, and represent a significant marketing opportunity for our core smartglass products. The Lucyd app delivers an updated user experience over time without requiring costly hardware changes. Additionally, the overall flexibility of Bluetooth connectivity and ability to connect to a variety of voice assistants, including device-native assistants and AI language models, make our glasses a “device- and AI- agnostic” peripheral suitable for use with almost any desktop or mobile computing platform. This aspect of our products makes them a highly compatible interface accessory and distinguishes them from accessories designed to enhance a specific platform, such as Apple AirPods for iOS or gaming headsets for desktop computers.

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

We currently offer three key display systems: (1) Hero Displays, which are unpowered branding stands, (2) Counter Kiosks, which offer digital and interactive demo experiences, and (3) the Lucyd Kiosk, which is a freestanding screen for larger stores. Across all display systems offered by the Company, approximately 100 displays have been deployed to vendors as of March 31, 2026.

Key Performance Indicators

Store Count (B2B) – We believe that the number of retail stores selling our products is an important indicator of wholesale growth. The Company has increased the number of retail store locations in which its products are sold from over 350 at the beginning of 2025 to over 400 by the end of the 2025. We remain optimistic that partnership with a national retailer will increase our store count significantly in 2026.

Customer Ratings (B2C) – The Company’s latest products are receiving higher ratings online compared to our previous products, indicating that customers are appreciative of improvements in product design, functionality, and build quality. This is a strong signal of positive feedback on our products that indicates our ability to grow and scale with America’s largest online retailer and other platforms.

International Trade and Tariffs

Beginning in April 2025, the U.S. government announced new or increased tariffs on goods imported from various countries to the U.S., and countries subject to such tariffs have imposed or may in the future impose retaliatory tariffs and other trade measures. These developments negatively impacted our results of operations during the year ended December 31, 2025. Management has taken various actions to mitigate the negative impacts of tariffs on our financial results; these actions have been largely successful thus far. However, the current international geopolitical climate related to tariffs is fluid and continues to evolve, and we cannot provide any assurance that actions that have been taken by management or that may be taken by management in the future will be successful in future periods. As such, we cannot predict with certainty the ultimate impacts that international trade and tariff developments may have on our business and financial results in the future, but those impacts could be material.

In February 2026, the U.S. Supreme Court issued a ruling invalidating some of the tariffs imposed by the U.S. government; however, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. As such, we cannot reasonably estimate the impact, if any, on our business and financial results at this time.

Results of Operations - Quarterly

The following table summarizes our results of operations for the three months ended March 31, 2026 (the “current quarter”) and the three months ended March 31, 2025 (the “prior year quarter”):

	Three months ended		Three months ended
	March 31,		March 31,
	2026		2025		Change
Revenues, net	$773,561	100%	$454,501	100%	$319,060	70%
Less: Cost of Goods Sold	(598,116)	77%	(233,968)	51%	(364,148)	156%
Gross (Deficit) Profit	175,445	23%	220,533	49%	(45,088)	-20%

Operating Expenses:
General and administrative	(1,590,051)	206%	(1,091,348)	240%	(498,703)	46%
Sales and marketing	(784,050)	101%	(787,400)	173%	3,350	0%
Research and development	(138,109)	18%	(210,576)	46%	72,467	-34%
Related party management fee	(35,000)	5%	(35,000)	8%	-	0%
Total Operating Expenses	(2,547,210)	329%	(2,124,324)	467%	(422,886)	20%

Other Income (Expense), net	62,397	8%	125,088	28%	(62,691)	-50%

Net Loss	$(2,309,368)	299%	$(1,778,703)	391%	$(530,665)	30%

Revenues

Our revenues for the three months ended March 31, 2026 were $773,561, representing an increase of 70% as compared to revenues of $454,501 during the three months ended March 31, 2025. This year-over-year growth in revenues represents an acceleration from the full-year 2025 growth rate of approximately 63%, and reflects continued positive momentum across the Company’s smart eyewear portfolio.

The increase in revenue is primarily attributable to significant volume increases, which were predominantly driven by our award-winning and highly popular Lucyd Armor line of smart safety glasses. We sold approximately 4,100 units of Lucyd Armor smartglasses in the current quarter, which represented approximately two-thirds of our total smartglass units sold during the quarter. According to a recent third-party analysis, Lucyd Armor holds an approximate 44% market share of smart safety glasses on Amazon.com, and to the Company’s knowledge, remains the only smart safety glass on the platform with full safety certification in the U.S., Canada, and the European Union. We believe this product line will continue to grow in future quarters, as several leading industrial and logistics companies are testing Lucyd products for their workforce use. The volume increases from Lucyd Armor were partially offset by volume declines in certain of our other smartglass product lines.

For the three months ended March 31, 2026, approximately 56% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 3% through reseller partners, with approximately 1% of our net revenues generated from Lucyd “Pro” app subscriptions. For the three months ended March 31, 2025, approximately 40% of sales were processed on our online store (Lucyd.co), 52% on Amazon.com, and 7% through reseller partners, with approximately 1% of our net revenues generated from app subscriptions. The decline in the proportional share of reseller sales versus the prior year quarter reflects the combination of (i) the uncertainty of the current economic environment in light of the current tariff and international trade situation, which we believe has led to delays in getting large retailers to commit to placing orders for new products such as ours, and (ii) an intentional shift by the Company away from small optical accounts and the timing of purchase orders from prospective big-box and home-improvement retailers currently under evaluation.

Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, we continue to believe that the wholesale channel is the most scalable and most promising long-term opportunity for future growth. To date, several factors have constrained wholesale sell-through: (i) the optical retail ecosystem is fragmented and insurance-driven, which supports higher margins on conventional frames and can compress retailer margins on smart eyewear at mainstream price points; (ii) smart eyewear requires interactive merchandising and in-store demos to educate consumers, which lengthens onboarding lead times; and (iii) national retailers typically require category sell-through evidence, certifications, and planogram resets with long decision cycles. However, large national retailers have recently started to recognize smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. We are currently prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores, and believe that – with our recently expanded Lucyd Armor and Reebok® product lines – we have the product and merchandising set needed to scale wholesale placements over time. Therefore, we expect that e-commerce channels (Lucyd.co and Amazon) will remain a larger proportional share of our revenue in the near to medium term, with wholesale contributions increasing over time. In the long term, we anticipate that wholesale sales will comprise a larger proportional share of our revenue, which should bring consistent, large-scale orders with minimal marketing costs.

Cost of Goods Sold

Our total cost of goods sold increased to $598,116 for the three months ended March 31, 2026, as compared to $233,968 for the prior year quarter. This year-over-year increase of 156% was primarily driven by the combination (i) the increase in the volume of products sold, as discussed above, and (ii) the fact that the prior year quarter amount was positively impacted by certain credits and inventory adjustments totalling approximately $132,000, which did not recur in subsequent quarters. These factors, which led to the year-over-year increase in cost of goods sold, were partially offset by the ongoing improvements in product sourcing costs for both frames and prescription lenses – largely related to realization of greater economies of scale as our manufacturing order volumes have grown and our cost per unit has decreased.

Cost of goods sold for the three months ended March 31, 2026 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $432,814; the cost of prescription lenses incurred with our third-party vendor of $67,065; commissions, affiliate referral fees, and e-commerce platform fees of $58,528; shipping and logistics costs of $25,895; and product certification costs of $13,320. Cost of goods sold for the three months ended March 31, 2025 included but was not limited to the cost of frames of $72,869; cost of prescription lenses incurred with our third-party vendor of $68,051; commissions, affiliate referral fees, and e-commerce platform fees of $31,043; shipping and logistics costs of $57,163; and quality assurance costs related to our products sold of $4,002.

Gross Profit

Our gross profit for the current quarter was $175,445, compared to $220,533 for the prior year quarter. Our gross profit margin was 23% in the current quarter and 49% in the prior year quarter, representing a decrease of approximately 26 percentage points from the prior year period. This decrease in profitability compared with the prior year quarter was predominantly attributable to the aforementioned positive impact in the prior year quarter of certain credits and inventory adjustments, which did not recur in subsequent quarters. Overall, the gross profit margin for the current quarter was relatively consistent with our gross profit margin for full fiscal year 2025 (21%) and the second half of fiscal year 2025 (22%).

In the near to medium term, we anticipate growth in total cost of goods sold corresponding with anticipated future growth in revenues, and do not expect significant decreases in gross profit margins from current levels. We are continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing on the highest volume, market-tested styles. Additionally, we continue to monitor trade policy and have contingency sourcing options in Southeast Asia should the U.S.‑China tariff conditions materially change.

Operating Expenses

Our operating expenses increased by 20% to $2,547,210 for the three months ended March 31, 2026, as compared to $2,124,324 for the three months ended March 31, 2025. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $498,703 or approximately 46% to $1,590,051 for the three months ended March 31, 2026, as compared to $1,091,348 for the prior year quarter. This increase was mainly attributable to the combination of (i) higher amounts paid to outside service providers for various corporate and compliance functions, including public and investor relations, audit and accounting, and legal services (approximately $178,000), (ii) higher employee compensation (including stock-based compensation) and benefit costs (approximately $137,000) and (iii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $75,000, to approximately $209,000 for the current quarter.

Non-cash expenses – including depreciation, amortization, and stock-based compensation – comprised approximately 11% and 14% of our total general and administrative expenses in the current quarter and prior year quarter, respectively.

Sales and marketing expenses

Our sales and marketing expenses for the current quarter were approximately $784,050, essentially flat compared with the prior year quarter expense of $787,400. We continue to strategically allocate our marketing spending between a combination of key events and trade shows (to grow and expand our network of potential business partners and retailers), paid ads (to build brand awareness, attract new customers, and increase our market share), and supporting launches of new products. We utilize data-driven decision-making to refine and optimize our marketing campaigns, in order to make our spending in this area more efficient, thus maximizing returns on our marketing investments.

Research and development costs

Our research and development costs were $138,109 for the three months ended March 31, 2026, as compared to $210,576 for the three months ended March 31, 2025, representing a year-over-year decrease of approximately 34%, primarily driven by the timing of product development cycles. We are continuously developing improvements on our core product lines, as well as new modalities of smart eyewear. The costs of these developments are primarily connected to molding and tooling costs with our manufacturing partners, as well as component sourcing and testing. These costs are ongoing and vary quarter to quarter; such costs generally tend to decrease after an initial collection launch, since the majority of research and development costs are borne in the initial production.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended March 31, 2026 and 2025, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $62,397 in the current quarter, reflecting a decline of approximately 50% from $125,088 in the prior year quarter. These amounts were primarily comprised of dividends from our investments in money market funds and interest income from investments in U.S. Treasury bills. The year-over-year decrease in other income (expense), net was primarily attributable to lower dividend yields from money market funds and lower interest rates on U.S. Treasury bills as compared to the prior year quarter.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, our cash and cash equivalents were approximately $4.4 million and $6.5 million, respectively. As of March 31, 2026 and December 31, 2025, our total overall liquidity (cash and cash equivalents plus investments in short-term U.S. Treasury bills), which management believes provides a more accurate depiction of the Company’s liquidity and economic position, was approximately $5.7 million and $6.5 million, respectively.

Our working capital (current assets less current liabilities) was approximately $7.7 million and $8.4 million as of March 31, 2026 and December 31, 2025, respectively.

We believe our total overall liquidity, plus the availability to borrow funds via our related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months.

The Company did not have any debt obligations as of March 31, 2026 or December 31, 2025.

Cash Flow

	Three months ended	Three months ended
	March 31,	March 31,
	2026	2025
Net cash flows from operating activities	$(2,490,663)	$(2,311,049)
Net cash flows from investing activities	(1,045,674)	4,940,232
Net cash flows from financing activities	1,403,445	-
Net Change in Cash	$(2,132,892)	$2,629,183

Net cash flows used in operating activities for the three months ended March 31, 2026 are primarily reflective of our net loss for the period, resulting from various operating costs to support and grow our business. We continue to make significant investments in marketing spending in order to build brand awareness, attract new customers, and increase our market share.

Total use of cash in operating activities during the current quarter was of a similar order of magnitude and roughly comparable with the prior year quarter; however, the current quarter’s use of cash in operating activities notably reflects higher payments made under multi-year licensing agreements, whereas the prior year quarter’s use of cash in operating activities is more reflective of payments made to purchase inventory and the pay down of accounts payable and accrued liabilities.

Net cash flows from investing activities in both the current quarter and prior year quarter primarily reflect the timing of $1.3 million of purchases and $5.0 million of redemptions, respectively, of short-term U.S. Treasury bills, which do not impact our total overall liquidity (as previously defined above). The current quarter’s cash flows from investing activities also include the $0.3 million repayment received from a short-term loan that was made to a related party the fourth quarter of 2025.

Net cash flows from financing activities for the current quarter are primarily attributable to at-the-market offerings of common stock (as described in more detail below).

Equity Transactions

At-the-Market Offerings

The Company has previously entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC (as sales agent) relating to the sale of common stock.

In January 2026, the Company sold 820,800 shares of common stock and received approximately $1.5 million of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1.4 million, and will be used for working capital and general corporate purposes.

Currently, there is no remaining availability under this at-the-market facility for future sales of common stock. We may seek to open a new at-the-market facility by filing a new registration statement in the future, and raise additional funds under such facility in the future, if management believes it would be beneficial to do so.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents (including the proceeds from the equity offerings described above), plus the availability to borrow funds via the related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, licenses, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. We expect a modest increase in marketing and retail-support expenses over the next twelve months, with such investments being discretionary and adjustable as needed. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. Geopolitical and macroeconomic factors could cause disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Estimates

There have been no material changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 25, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2026.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently the subject of any material pending legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 25, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer of Innovative Eyewear, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Innovative Eyewear, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Innovative Eyewear, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer of Innovative Eyewear, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Eyewear, Inc.
(Registrant)

Date: May 14, 2026	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Oswald Gayle
Oswald Gayle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)