Form 10-Q
period 2026-06-30
Innovative Eyewear Inc
filed 2026-08-14
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 8,609,196 shares of the registrant’s common stock issued and outstanding.

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

INNOVATIVE EYEWEAR, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

June 30, 2026 (Unaudited) and December 31, 2025

	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$2,455,146	$6,511,036
Investments	1,287,974	-
Accounts receivable, net	136,402	142,152
Prepaid expenses	591,759	263,730
Inventory prepayments	456,702	438,417
Inventory, net	1,772,410	1,745,136
Due from Tekcapital and Affiliates	-	334,582
Other current assets	85,240	60
Total Current Assets	6,785,633	9,435,113

Non-Current Assets
Intangible assets, net	627,930	559,968
Property and equipment, net	31,368	61,777
Other non-current assets	28,219	83,075
TOTAL ASSETS	$7,473,150	$10,139,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$497,489	$985,417
Deferred revenue	19,871	59,889
Due to Tekcapital and Affiliates	45,366	-
Total Current Liabilities	562,726	1,045,306

Non-Current Liabilities
Long-term payment plan with vendor	4,035	28,488
Deferred revenue	7,624	-
TOTAL LIABILITIES	574,385	1,073,794

Commitments and contingencies (see Note 9)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized: 6,405,728 and 5,479,861 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	64	55
Additional paid-in capital	43,206,006	41,393,203
Accumulated deficit	(36,307,305)	(32,327,119)
TOTAL STOCKHOLDERS’ EQUITY	6,898,765	9,066,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,473,150	$10,139,933

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$1,010,519	$579,230	$1,784,080	$1,033,731
Less: Cost of Goods Sold	(768,004)	(591,895)	(1,366,120)	(825,863)
Gross Profit	242,515	(12,665)	417,960	207,868

Operating Expenses:
General and administrative	(1,218,569)	(1,310,865)	(2,808,620)	(2,402,213)
Sales and marketing	(551,812)	(544,318)	(1,335,862)	(1,331,718)
Research and development	(142,093)	(268,224)	(280,202)	(478,800)
Related party management fee	(35,000)	(35,000)	(70,000)	(70,000)
Total Operating Expenses	(1,947,474)	(2,158,407)	(4,494,684)	(4,282,731)

Other Income (Expense), net	34,141	64,978	96,538	190,066

Net Loss	$(1,670,818)	$(2,106,094)	$(3,980,186)	$(3,884,797)

Weighted average number of shares outstanding	6,405,240	3,214,790	6,326,031	2,836,222
Loss per share, basic and diluted	$(0.26)	$(0.66)	$(0.63)	$(1.37)

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2026	5,479,861	$55	$41,393,203	$(32,327,119)	$9,066,139

At-the-Market Offerings	820,800	8	1,411,447	-	1,411,455
Stock-based compensation	-	-	200,992	-	200,992
Net loss	-	-	-	(2,309,368)	(2,309,368)
Balances as of March 31, 2026	6,300,661	$63	$43,005,642	$(34,636,487)	$8,369,218

Issuance of shares related to vesting of restricted share units	103,067	1	(1)	-	-
Issuance of shares to influencer	2,000	-	2,040	-	2,040
Stock-based compensation	-	-	198,325	-	198,325
Net loss	-	-	-	(1,670,818)	(1,670,818)
Balances as of June 30, 2026	6,405,728	$64	$43,206,006	$(36,307,305)	$6,898,765

Balances as of January 1, 2025	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

Cancellation of shares by stockholder	(5)	-	-	-	-
Stock-based compensation	-	-	177,576	-	177,576
Net loss	-	-	-	(1,778,703)	(1,778,703)
Balances as of March 31, 2025	2,452,627	$25	$34,008,622	$(26,514,633)	$7,494,014

April 2025 Warrant Inducement Transaction	595,188	6	1,494,306	-	1,494,312
June 2025 Warrant Inducement Transaction	746,782	7	1,890,052	-	1,890,059
Other exercises of warrants in ordinary course	986,532	10	2,310,238	-	2,310,248
Issuance of shares to brand ambassador	11,539	-	30,001	-	30,001
Issuance of shares related to vesting of restricted share units	36,216	-	-	-	-
Stock-based compensation	-	-	164,714	-	164,714
Net loss	-	-	-	(2,106,094)	(2,106,094)
Balances as of June 30, 2025	4,828,884	$48	$39,897,933	$(28,620,727)	$11,277,254

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Operating Activities
Net Loss	$(3,980,186)	$(3,884,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,984	38,370
Amortization	38,386	35,379
Interest income on debt securities (U.S. Treasury bills)	(10,604)	(10,943)
Realized gain on debt securities (U.S. Treasury bills)	(11,534)	(104,816)
Stock-based compensation	399,317	342,290
Nonemployee stock-based payment expense	9,540	12,923
Expenses paid by Tekcapital and Affiliates	123,833	140,816
Provision for doubtful accounts	8,187	7,745

Changes in operating assets and liabilities:
Accounts receivable	(2,437)	47,666
Accounts payable and accrued expenses	(511,513)	(285,440)
Prepaid expenses	(335,529)	(75,600)
Inventory prepayments	(18,285)	136,273
Inventory	(102,748)	(845,282)
Other assets	51,265	(18,684)
Contract assets and deferred revenue	(32,394)	36,547
Net cash flows from operating activities	(4,354,718)	(4,427,553)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(2,565,836)	(1,274,320)
Proceeds from redemption of debt securities (U.S. Treasury bills)	1,300,000	5,000,000
Loans made to Tekcapital Europe, Ltd.	-	(250,000)
Repayment of amounts loaned to Tekcapital Europe, Ltd.	300,000	250,000
Patent costs	(106,348)	(19,120)
Purchases of property and equipment	-	(40,648)
Net cash flows from investing activities	(1,072,184)	3,665,912

Financing Activities
Proceeds from at-the-market offerings of common stock	1,411,455	-
Proceeds from exercises of warrants	-	5,694,619
Proceeds from sale of common stock withheld from employees to cover withholding taxes on vested restricted share units	34,010	27,424
Incurrence of obligation under long-term payment plan with vendor	-	121,059
Payments made under long-term payment plan with vendor	(24,453)	(20,177)
Repayment of amounts due to Tekcapital and Affiliates	(50,000)	(62,889)
Net cash flows from financing activities	1,371,012	5,760,036

Net Change in Cash and cash equivalents	(4,055,890)	4,998,395
Cash and cash equivalents at Beginning of Period	$6,511,036	$2,628,987
Cash and cash equivalents at End of Period	$2,455,146	$7,627,382

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as change in Due to/from Tekcapital and Affiliates	123,833	140,816
Issuance of shares for prepayment to brand ambassador	-	30,001

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (Unaudited)

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

The Company was originally founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 4% of our issued and outstanding shares of common stock as of June 30, 2026.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for future periods or the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation – specifically, $12,923 of nonemployee stock-based payment expense for the six months ended June 30, 2025 has been reclassified to a separate line on the condensed statement of cash flows, rather than aggregated with stock-based compensation.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the six months ended June 30, 2026, the Company raised approximately $1.5 million of aggregate gross proceeds through at-the-market offerings of common stock (see Note 11 for details), and in July 2026, the Company raised approximately $3.0 million of aggregate gross proceeds through a warrant inducement transaction (see Note 13 for details). The Company has also entered into agreements with related parties, under which the Company may make net borrowings of up to $0.95 million (see Note 8 and Note 13 for details); as of June 30, 2026, the Company has not borrowed any amounts under such agreements. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

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

The following table presents disaggregated revenue for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
E-commerce channels	$897,058	$564,955	$1,638,469	$983,073
Wholesale channels	108,073	11,057	135,138	44,609
App store subscriptions	5,388	3,218	10,473	6,049
Total revenues, net	$1,010,519	$579,230	$1,784,080	$1,033,731

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns as well as review of individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $24,225 and $14,669 as June 30, 2026 and December 31, 2025, respectively.

In instances where the collectability of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. With respect to such instances, during the three and six months ended June 30, 2025, we recognized $7,500 and $15,000 of revenue, respectively, that was included in the contract liability balance of $47,950 as of January 1, 2025. There was no comparable balance of such deferred revenue as of December 31, 2025 or June 30, 2026, and no such revenue recognized or deferred during the three and six months ended June 30, 2026.

The balance of revenue for orders received but not yet fulfilled that has been deferred on our balance sheet as a contract liability was $55,383 as of December 31, 2025. During the six months ended June 30, 2026, we recognized $55,383 of revenue related to these instances, all of which was included in the contract liability balance of $55,383 as of January 1, 2026. There was no comparable balance of such deferred revenue related to these instances as of June 30, 2026.

The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $4,691 and $4,506 as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, we recognized $3,212 and $1,938 of revenue, respectively, that was included in the contract liability balance of $4,506 as of January 1, 2026 and $2,401 as of January 1, 2025, respectively.

The balance of unearned revenue related to extended product service warranties purchased by customers that have been deferred on our balance sheet as a contract liability was $22,804 as of June 30, 2026, of which $15,180 was classified as current and $7,624 was classified as non-current.

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

A roll forward of the allowance for credit losses for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Balance at January 1	$16,644	$30,966
Bad debt expense	8,187	7,745
Write-offs	-	(87)
Other	-	87
Balance at June 30	$24,831	$38,711

NOTE 4 – INVENTORY

Our inventory predominantly consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Also included within inventory as of both at June 30, 2026 and December 31, 2025 was $72,864 of electronic components purchased from a third-party supplier for use by our manufacturer in their future production of our eyewear.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $89,422 and $59,000 as of June 30, 2026 and December 31, 2025, respectively.

Our non-product inventory consists of virtual try-on kiosks, modular display systems, and interactive LCD fixtures that have not yet been deployed at retailers, as well as certain accessories that are intended to be used as promotional items, rather than sold in the normal course of business. These items are presented in the condensed balance sheet within Other current assets as of June 30, 2026. The balance of such non-product inventory was $85,240 as of June 30, 2026.

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

In January 2026, the Company purchased investments in U.S. Treasury bills, which matured in April 2026. These investments were classified as “held-to-maturity” and were recorded at amortized cost. The Company recognized income related to these investments of $1,141 and $11,534 for the three and six months ended June 30, 2026.

As of June 30, 2026, the Company held investments in U.S. Treasury bills, which were purchased in April 2026 and will mature in October 2026. During the three and six months ended June 30, 2026, the Company recognized $10,604 of interest income related to these investments. These investments were classified as “held-to-maturity” and were recorded at amortized cost of $1,287,974 in the accompanying condensed balance sheet. The aggregate fair value of these investments as of June 30, 2026 was as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments in U.S. Treasury bills	$1,287,598	$-	$-	$1,287,598

NOTE 6 – TANGIBLE AND INTANGIBLE ASSETS

	June 30,	December 31,
Property & Equipment	2026	2025
Display Booths and Kiosks	$182,579	$193,004
Computer Equipment	44,901	44,901
Office Equipment	27,826	27,826
Internal-Use Software and Website Costs	53,300	53,300
Property and equipment, gross	308,606	319,031
Less: Accumulated depreciation	(277,238)	(257,254)
Property and equipment, net	$31,368	$61,777

Depreciation expense for the three months ended June 30, 2026 and 2025 was $8,431 and $17,168, respectively.

Depreciation expense for the six months ended June 30, 2026 and 2025 was $19,984 and $38,370, respectively.

	June 30,	December 31,
Finite-lived intangible assets	2026	2025
Patent Costs	$817,570	$711,222
Less: Accumulated amortization	(189,640)	(151,254)
Intangible assets, net	$627,930	$559,968

Amortization expense for the three months ended June 30, 2026 and 2025 was $20,819 and $22,707, respectively.

Amortization expense for the six months ended June 30, 2026 and 2025 was $38,386 and $35,379, respectively.

NOTE 7 – INCOME TAXES

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded an income tax provision or benefit for the three and six months ended June 30, 2026 and 2025 as it maintains a full valuation allowance against its net deferred tax assets.

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

During the three months ended June 30, 2026 and 2025, the Company incurred $35,000 in each respective period under the management services agreement. During the six months ended June 30, 2026 and 2025, the Company incurred $70,000 in each respective period under the management services agreement.

Rent of Office Space

Since 2022, under an agreement between the Company and Tekcapital Europe, Ltd, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The underlying lease between Tekcapital and its landlord has an end date of January 31, 2027. The Company recognized $28,232 and $30,000 of expense related to this month-to-month arrangement for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $53,833 and $69,653 of expense related to this month-to-month arrangement for the six months ended June 30, 2026 and 2025, respectively.

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

On February 24, 2026, Tekcapital Europe, Ltd. repaid in full all of the outstanding balance of the loan that the Company had made to Tekcapital on December 19, 2025. The total amount paid to the Company was $306,115, of which $300,000 represented the principal amount and $6,115 represented accrued interest. As of June 30, 2026, no amounts remained outstanding or payable to us under this agreement.

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

The aggregate future minimum payments due under these license agreements are as follows:

Remainder of 2026	$90,000
2027	1,290,000
2028	1,543,000
2029	1,778,000
2030	2,037,000
Thereafter (through 2033)	6,092,000
Total	$12,830,000

The Company recognized $226,539 and $146,634 of expense related to all license agreements for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $435,039 and $279,970 of expense related to all license agreements for the six months ended June 30, 2026 and 2025, respectively.

Long-Term Payment Plan for Information Technology System and Services

The Company entered into a long-term payment plan agreement with Oracle for the payment of costs related to the implementation of the Company’s new ERP system (which went live in April 2025) and related cloud services. Under this agreement, the Company is obligated to make payments of $4,035 per month through July 2027. As of June 30, 2026, the Company’s remaining obligation under this arrangement was $52,459, of which $48,424 is included within Accounts payable and accrued expenses in the accompanying condensed balance sheet, and $4,035 is reflected within Non-Current Liabilities in the accompanying condensed balance sheet.

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

In February 2026, the U.S. Supreme Court issued a ruling invalidating some of the tariffs imposed by the U.S. government. The Company has submitted claims for refunds of certain tariffs previously paid by the Company totalling approximately $125,000, and the Company plans to file additional claims for refunds totalling approximately $136,000 in the future. However, significant uncertainty remains as to the timing and amount that will ultimately be received from such claims. Accordingly, no amounts related to such claims for potential refunds have been recognized in the Company’s condensed financial statements for the three and six months ended June 30, 2026.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding stock options as of and during the six months ended June 30, 2026 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2026	53,100	17.83	2.47
Granted	-	-
Exercised	-	-
Forfeited / Expired	-	-
As at June 30, 2026	53,100	17.83	1.97
Exercisable as at June 30, 2026	53,100	17.83	1.97

During the three months ended June 30, 2026 and 2025, we recognized $0 and $31,811 of expense, respectively, related to stock options. During the six months ended June 30, 2026 and 2025, we recognized $3,356 and $68,457 of expense, respectively, related to stock options. As of June 30, 2026, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero, and remaining unrecognized stock option expense was zero.

Restricted Stock Units

Summary information regarding restricted stock units as of and during the six months ended June 30, 2026 is as follows:

	Restricted Stock Units (Number)	Weighted Average Grant Date Fair Value ($)
As at January 1, 2026	562,648	2.85
Granted	-	-
Vested	(103,067)	3.18
Forfeited	(1,200)	6.88
As at June 30, 2026	458,381	2.77

During the three months ended June 30, 2026 and 2025, we recognized $198,325 and $132,903 of expense, respectively, related to restricted stock units. During the six months ended June 30, 2026 and 2025, we recognized $395,961 and $273,832 of expense, respectively, related to restricted stock units. As of June 30, 2026, unrecognized restricted stock unit expense of approximately $1,088,000 remains to be recognized over the next 1.58 years.

Stock Grants

Effective April 1, 2024, pursuant to the terms of a brand ambassador agreement, we issued to an individual 4,500 shares of our common stock as compensation for the first year of the agreement. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690, which was recognized as expense on a straight-line basis from April 1, 2024 through March 31, 2025. We recognized $5,423 of expense for the six months ended June 30, 2025, relative to this stock grant.

Effective April 1, 2025, pursuant to the terms of a brand ambassador agreement, we issued to the same individual 11,539 shares of our common stock as compensation for the second year of the agreement. The value of this consideration transferred, measured using the fair value of our common stock at the date of issuance, was $30,000, which was recognized as expense on a straight-line basis from April 1, 2025 through March 31, 2026. We recognized $7,500 of expense for the six months ended June 30, 2026, relative to this stock grant.

Effective May 6, 2026, we issued to a nonemployee individual 2,000 shares of our common stock. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $2,040, and was fully recognized as an expense during the three and six months ended June 30, 2026.

NOTE 11 – STOCKHOLDERS’ EQUITY

At-the-Market Offerings

The Company has entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, as sales agent, relating to the sale of common stock. During the six months ended June 30, 2026, the Company sold 820,800 shares of common stock and received approximately $1,458,000 of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1,411,000, and will be used for working capital and general corporate purposes.

Warrants

There were no grants or exercises of warrants during the six months ended June 30, 2026.

During the six months ended June 30, 2026, the following warrants expired unexercised:

●	Series B warrants to purchase an aggregate of 35,700 shares of common stock at an exercise price of $5.00 per share;

●	Series D warrants to purchase an aggregate of 148,567 shares of common stock at an exercise price of $6.00 per share;

●	Series F warrants to purchase an aggregate of 210,528 shares of common stock at an exercise price of $9.50 per share; and

●	certain underwriter / placement agent warrants to purchase 769 shares of common stock at an exercise price of $6.25 per share.

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

The calculation of net earnings/(loss) per share for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic and diluted:
Net loss	$(1,670,818)	$(2,106,094)	$(3,980,186)	$(3,884,797)
Weighted-average number of common shares	6,405,240	3,214,790	6,326,031	2,836,222
Basic and diluted net loss per common share	$(0.26)	$(0.66)	$(0.63)	$(1.37)

NOTE 13 – SUBSEQUENT EVENTS

July 2026 Warrant Inducement Transaction

On July 8, 2026, the Company entered into an inducement letter agreement with a holder of certain of its existing Series G and Series I warrants to purchase an aggregate of 2,200,544 shares of the Company’s common stock, which were originally issued to the holder on April 14, 2025 and June 24, 2025, each having an original exercise price of $2.60 per share.

Pursuant to the inducement letter agreement, the holder agreed to exercise its existing Series G and Series I warrants for cash at a reduced exercise price of $1.35 per share in consideration of the Company’s agreement to issue new unregistered Series J warrants to purchase up to an aggregate of 6,601,632 shares of common stock. The Series J Warrants have an exercise price of $1.10 per share, are exercisable immediately upon issuance, and have a term of exercise equal to 24 months following the effective date of the Resale Registration Statement (as defined in the applicable agreement).

This transaction closed on July 9, 2026, and the gross proceeds to the Company were approximately $3.0 million prior to deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

H.C. Wainwright & Co., LLC (“HCW”) acted as the exclusive placement agent for the offering. As compensation for such placement agent services, the Company agreed to pay HCW an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from this transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company, accountable expenses of $50,000, non-accountable expenses of $25,000, and $15,950 for clearing expenses. The Company also agreed to issue to HCW or its designees warrants to purchase up to 165,041 shares of common stock (“PA Warrants”). The PA Warrants are immediately exercisable, have a term of 24 months following the effective date of the Resale Registration Statement, and have an exercise price of $1.6875 per share.

New Loan to Tekcapital Europe, Ltd.

On July 21, 2026, the Company entered into a new intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $300,000. Tekcapital Europe, Ltd. is able to receive advances under this facility upon request through September 21, 2026; any amounts advanced to Tekcapital Europe, Ltd. will bear simple interest at a rate of 12% per annum, and are required to be repaid on or before October 21, 2026. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan.

On July 23, 2026, Tekcapital Europe, Ltd. borrowed $250,000 under this agreement, which remains outstanding as of the date of filing of this report on Form 10-Q.

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

Overview

Executive Summary and Outlook

●	We achieved strong top-line growth in the second quarter of 2026, with revenues for the three months ended June 30, 2026 increasing by 74% as compared to the second quarter of 2025. This represents continued acceleration from our full-year 2024, full-year 2025, and first quarter 2026 year-over-year growth rates of 42%, 63%, and 70%, respectively, and demonstrates continued positive momentum across the Company's smart eyewear portfolio. On a year-to-date basis, our revenues for the first half of 2026 increased by 73% as compared to the comparable period in 2025. For both the quarter and year-to-date periods, the significant growth in revenues was primarily driven by increases in unit volumes for our Lucyd Armor smart safety glasses and cobranded Reebok® sport smartglasses and the recently-launched Reebok® optical smartglass collection.

●	Our gross profit margin for the second quarter of 2026 was 24%, compared to -2% in the second quarter of 2025, reflecting a rebound from the initial impacts of tariffs on goods imported to the U.S. that began to be imposed in April 2025. Subsequently, management took various actions to mitigate these tariff impacts, which have largely restored our gross profit margins to a level that is mostly consistent with our pre-tariff business plan. On a year-to-date basis, our gross profit margin increased from 20% in the first half of 2025 to 23% in the first half of 2026, largely attributable to continued improvements in product sourcing costs related to the realization of greater economies of scale.

●	Other operating expenses decreased by 10% in the second quarter of 2026 as compared to the second quarter of 2025, while increasing by 5% on a six-month basis. Research and development costs declined significantly for both the quarter and year-to-date periods, driven by the timing of product development cycles, while the increase in general and administrative costs for the year-to-date period was primarily attributable to higher payments due under our multi-year license agreements.

●	We believe we are strongly positioned for further revenue growth in the second half of 2026, based on the following:

○	In April 2026, we launched the new Reebok® Powered by Lucyd optical collection, which is our highest margin frame collection to date, and which management believes has strong growth potential.

○	In July 2026, we announced a significant new retail launch with FYihealth group, operators of the FYidoctors optical chain in Canada. This partnership is centered on the 2026 rollout of Lucyd Armor® smart safety eyewear in 345 FYidoctors clinics across Canada. Initial product shipments under this partnership commenced in July 2026.

○	We have also been awarded a 50-store test with a major U.S. and global retailer, which is expected to commence in October 2026.

○	Several leading industrial and logistics companies are testing Lucyd products for their workforce use. Lucyd Armor is a unique workforce solution that bridges communication barriers on heavy industry teams, enabling handsfree open-ear communication between teammates, including with automatic translations.

○	We have also recently launched a new white-label offering, to enable retailers and legacy eyewear brands to quickly introduce smart eyewear products in partnership with our company. We already have an affirmative commitment from a customer for a white-label line of smart safety glasses.

General Product and Corporate Overview

We develop and sell cutting-edge smart eyewear – including prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses. Our smart eyewear products enable the wearer to listen to music, take and make calls, and use voice assistants and ChatGPT and/or Claude to perform many common smartphone tasks hands-free.

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

2.	A growing network of retail stores, including independent eyewear stores and national eyewear chains – as of the end of 2025, we had over 400 retail stores selling our products (across over 300 unique wholesale accounts), and are continually working to expand our network. The recently-announced partnership with FYihealth group, operators of the FYidoctors optical chain in Canada, is expected to add approximately 345 retail locations, with initial shipments having commenced in July 2026. Together with our previously-announced retail test with a major U.S. retailer and other partnerships in progress, we expect the number of retail locations offering our products to approximately double during 2026.

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

In July 2026, the Lucyd app was updated to provide for Claude AI integration, and allow users to access both Claude and ChatGPT from a single interface and switch between AI models during conversations. New features also include AI image generation, document analysis, conversation history, web-sourced responses, and an optional private chat mode. We plan to release a hands-free Claude voice interface in late Q3 2026, which will allow users to interact without unlocking their phones

We believe these developments make our Lucyd eyewear perhaps the smartest smartglasses available today, and represent a significant marketing opportunity for our core smartglass products. The Lucyd app delivers an updated user experience over time without requiring costly hardware changes. Additionally, the overall flexibility of Bluetooth connectivity and ability to connect to a variety of voice assistants, including device-native assistants and AI language models, make our glasses a “device- and AI- agnostic” peripheral suitable for use with almost any desktop or mobile computing platform. This aspect of our products makes them a highly compatible interface accessory and distinguishes them from accessories designed to enhance a specific platform, such as Apple AirPods for iOS or gaming headsets for desktop computers.

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

We currently offer three key display systems: (1) Hero Displays, which are unpowered branding stands, (2) Counter Kiosks, which offer digital and interactive demo experiences, and (3) the Lucyd Kiosk, which is a freestanding screen for larger stores. Across all display systems offered by the Company, approximately 160 displays have been deployed to retail partners as of June 30, 2026.

Key Performance Indicators

Store Count (B2B) – We believe that the number of retail stores selling our products is an important indicator of wholesale growth. The Company has increased the number of retail store locations in which its products are sold from over 350 at the beginning of 2025 to over 400 by the end of 2025. The recently-announced partnership with FYihealth group, operators of the FYidoctors optical chain in Canada, is expected to add approximately 345 retail locations, with initial shipments having commenced in July 2026. Together with our previously-announced retail test with a major U.S. retailer and other partnerships in progress, we expect the number of retail locations offering our products to approximately double during 2026.

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

In February 2026, the U.S. Supreme Court issued a ruling invalidating some of the tariffs imposed by the U.S. government. The Company has submitted claims for refunds of certain tariffs previously paid by the Company totalling approximately $125,000, and the Company plans to file additional claims for refunds totalling approximately $136,000 in the future. However, significant uncertainty remains as to the timing and amount that will ultimately be received from such claims. Accordingly, no amounts related to such claims for potential refunds have been recognized in the Company’s condensed financial statements for the three and six months ended June 30, 2026.

Results of Operations - Quarterly

The following table summarizes our results of operations for the three months ended June 30, 2026 (the “current quarter”) and the three months ended June 30, 2025 (the “prior year quarter”):

	Three months ended		Three months ended
	June 30,		June 30,
	2026		2025		Change
Revenues, net	$1,010,519	100%	$579,230	100%	$431,289	74%
Less: Cost of Goods Sold	(768,004)	76%	(591,895)	102%	(176,109)	30%
Gross Profit (Deficit)	242,515	24%	(12,665)	-2%	255,180	n/m

Operating Expenses:
General and administrative	(1,218,569)	121%	(1,310,865)	226%	92,296	-7%
Sales and marketing	(551,812)	55%	(544,318)	94%	(7,494)	1%
Research and development	(142,093)	14%	(268,224)	46%	126,131	-47%
Related party management fee	(35,000)	3%	(35,000)	6%	-	0%
Total Operating Expenses	(1,947,474)	193%	(2,158,407)	373%	210,933	-10%

Other Income (Expense), net	34,141	-3%	64,978	-11%	(30,837)	-47%

Net Loss	$(1,670,818)	165%	$(2,106,094)	364%	$435,276	-21%

Revenues

Our revenues for the three months ended June 30, 2026 were $1,010,519, representing an increase of 74% as compared to revenues of $579,230 during the three months ended June 30, 2025. This year-over-year growth in revenues represents an acceleration from the full-year 2025 growth rate of approximately 63% compared to full-year 2024 and first quarter 2026 growth rate of 70% compared to the first quarter of 2025, and reflects continued positive momentum across the Company's smart eyewear portfolio.

The increase in revenue was predominantly attributable to significant volume increases. Our unit volumes increased approximately 73% year-over-year, with this increase primarily driven by our award-winning and highly popular Lucyd Armor line of smart safety glasses. We sold approximately 4,700 units of Lucyd Armor smartglasses in the current quarter, representing a nearly 100% increase from the prior year quarter. According to a recent third-party analysis, Lucyd Armor holds an approximate 44% market share of smart safety glasses on Amazon.com, and to the Company's knowledge, remains the only smart safety glass on the platform with full safety certification in the U.S., Canada, and the European Union. Our cobranded Reebok sport smartglasses and Reebok optical smartglasses were also a significant driver of the current quarter volume increases, as we sold over 1,600 units of Reebok smartglasses in the current quarter, up from approximately 400 units of Reebok smartglasses in the prior year quarter; roughly half of this volume increase was attributable to the April 2026 launch of the new Reebok optical collection. These strong increases in unit volumes for Lucyd Armor and Reebok smartglasses were partially offset by volume declines in our other product lines.

For the three months ended June 30, 2026, approximately 52% of sales were processed on our online store (Lucyd.co), 36% on Amazon.com, and 11% through reseller partners, with approximately 1% of our net revenues generated from Lucyd “Pro” app subscriptions. For the three months ended June 30, 2025, approximately 56% of sales were processed on our online store (Lucyd.co), 41% on Amazon.com, and 2% through reseller partners, with approximately 1% of our net revenues generated from app subscriptions.

The current quarter results notably reflect progress made over the past year towards our long-term goals of increasing revenue in the wholesale channel, with such revenues growing to more than five times the prior year quarter in terms of absolute dollar amounts as well as a percentage of total sales. Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, we continue to believe that the wholesale channel is the most scalable and most promising long-term opportunity for future growth.

To date, several factors have constrained wholesale sell-through: (i) the optical retail ecosystem is fragmented and insurance-driven, which supports higher margins on conventional frames and can compress retailer margins on smart eyewear at mainstream price points; (ii) smart eyewear requires interactive merchandising and in-store demos to educate consumers, which lengthens onboarding lead times; and (iii) national retailers typically require category sell-through evidence, certifications, and planogram resets with long decision cycles. However, large national retailers have recently started to recognize smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. We are currently prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores, and believe that we have the product and merchandising set needed to scale wholesale placements over time. Therefore, we expect that e-commerce channels (Lucyd.co and Amazon) will remain a larger proportional share of our revenue in the near to medium term, with wholesale contributions increasing over time. In the long term, we anticipate that wholesale sales will comprise a larger proportional share of our revenue, which should bring consistent, large-scale orders with minimal marketing costs.

Cost of Goods Sold

Our total cost of goods sold increased to $768,004 for the three months ended June 30, 2026, as compared to $591,895 for the prior year quarter. This year-over-year increase of 30% was primarily driven by increased unit volumes, partially offset ongoing improvements in product sourcing costs for both frames and prescription lenses – largely related to realization of greater economies of scale as our manufacturing order volumes have grown and our cost per unit has decreased.

Cost of goods sold for the three months ended June 30, 2026 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $541,490; the cost of prescription lenses incurred with our third-party vendor of $53,956; commissions, affiliate referral fees, and e-commerce platform fees of $88,546; shipping and logistics costs of $32,886; and product certification costs of $24,823. Cost of goods sold for the three months ended June 30, 2025 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $494,236; the cost of prescription lenses incurred with our third-party vendor of $71,097; and commissions, affiliate referral fees, and e-commerce platform fees of $28,209.

Gross Profit

Our gross profit for the current quarter was $242,515, compared to a gross deficit of $(12,665) for the prior year quarter. Our gross profit margin was 24% in the current quarter and -2% in the prior year quarter, representing an increase of approximately 26 percentage points from the prior year period.

The gross deficit and negative profit margin in the prior year quarter was largely reflective of incremental and increased tariffs imposed on goods imported from various countries to the U.S. that began in April 2025; additionally, we also incurred significantly higher shipping costs during the second quarter of 2025 to import large quantities of product using faster shipping methods, in order to move those goods into the U.S. before increased tariff rates went into effect.

The year-over-year increase in profitability compared with the prior year quarter was predominantly attributable to the various actions taken by management over the past year to mitigate the tariff impacts. These actions have been largely successful thus far, and have largely restored our gross profit margins to a level that is mostly consistent with our pre-tariff business plan.

In the near to medium term, we anticipate growth in total cost of goods sold corresponding with anticipated future growth in revenues, and do not expect significant decreases in gross profit margins from current levels. We are continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing on the highest volume, market-tested styles. Additionally, we continue to monitor trade policy and have contingency sourcing options in Southeast Asia should the U.S.-China tariff conditions materially change.

Operating Expenses

Our operating expenses decreased by 10% to $1,947,474 for the three months ended June 30, 2026, as compared to $2,158,407 for the three months ended June 30, 2025. This decrease was primarily due to the following:

General and administrative expenses

Our general and administrative expenses decreased by $92,296 or approximately 7% to $1,218,569 for the three months ended June 30, 2026, as compared to $1,310,865 for the prior year quarter. This decrease was mainly attributable to lower expenses for legal counsel and other outside consultants and service providers, partially offset by (i) higher spending on public relations and branding initiatives, and (ii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $80,000, to approximately $227,000 for the current quarter.

Sales and marketing expenses

Our sales and marketing expenses for the current quarter increased slightly by $7,494 or approximately 1% to $551,812 for the current quarter, as compared to $544,318 for the prior year quarter. We continue to strategically allocate our marketing spending as needed and on a dynamic basis between a combination of key events and trade shows (to grow and expand our network of potential business partners and retailers), paid ads (to build brand awareness, attract new customers, and increase our market share), and supporting launches of new products. We utilize data-driven decision-making to refine and optimize our marketing campaigns, in order to make our spending in this area more efficient, thus maximizing returns on our marketing investments.

Research and development costs

Our research and development costs were $142,093 for the three months ended June 30, 2026, as compared to $268,224 for the three months ended June 30, 2025, representing a year-over-year decrease of approximately 47%, primarily driven by the timing of product development cycles. We are continuously developing improvements on our core product lines, as well as new modalities of smart eyewear. The costs of these developments are primarily connected to molding and tooling costs with our manufacturing partners, as well as component sourcing and testing. These costs are ongoing and vary quarter to quarter; such costs generally tend to decrease after an initial collection launch, since the majority of research and development costs are borne in the initial production.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended June 30, 2026 and 2025, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $34,141 in the current quarter, reflecting a decline of approximately 47% from $64,978 in the prior year quarter. These amounts were primarily comprised of dividends from our investments in money market funds and interest income from investments in U.S. Treasury bills. The year-over-year decrease in other income (expense), net was primarily attributable to the combination of lower average cash equivalent and investment balances as compared to the prior year quarter, and lower dividend yields from money market funds and lower interest rates on U.S. Treasury bills as compared to the prior year quarter.

Results of Operations – Year to Date

The following table summarizes our results of operations for the six months ended June 30, 2026 (the “current six months” or the “current period”) and the six months ended June 30, 2025 (the “prior year six months” or the “prior year period”):

	Six months ended		Six months ended
	June 30,		June 30,
	2026		2025		Change
Revenues, net	$1,784,080	100%	$1,033,731	100%	$750,349	73%
Less: Cost of Goods Sold	(1,366,120)	77%	(825,863)	80%	(540,257)	65%
Gross Profit (Deficit)	417,960	23%	207,868	20%	210,092	101%

Operating Expenses:
General and administrative	(2,808,620)	157%	(2,402,213)	232%	(406,407)	17%
Sales and marketing	(1,335,862)	75%	(1,331,718)	129%	(4,144)	0%
Research and development	(280,202)	16%	(478,800)	46%	198,598	-41%
Related party management fee	(70,000)	4%	(70,000)	7%	-	0%
Total Operating Expenses	(4,494,684)	252%	(4,282,731)	414%	(211,953)	5%

Other Income (Expense), net	96,538	5%	190,066	18%	(93,528)	-49%
Interest Expense	-	0%	-	0%	-	n/m
Total Other Income (Expense), net	96,538	5%	190,066	18%	(93,528)	-49%

Net Loss	$(3,980,186)	223%	$(3,884,797)	376%	$(95,389)	2%

Revenues

Our revenues for the six months ended June 30, 2026 were $1,784,080, representing an increase of 73% as compared to revenues of $1,033,731 during the six months ended June 30, 2025. This year-over-year growth in revenues represents an acceleration from the full-year 2025 growth rate of approximately 63%, and reflects continued positive momentum across the Company's smart eyewear portfolio.

The increase in revenue was primarily attributable to significant volume increases, with the remainder of the increase in revenue largely driven by favorable price/mix impacts. Our unit volumes increased approximately 56% year-over-year, with this increase primarily driven by our award-winning and highly popular Lucyd Armor line of smart safety glasses. We sold approximately 8,800 units of Lucyd Armor smartglasses in the current six months, representing a 91% increase from the prior year six months. According to a recent third-party analysis, Lucyd Armor holds an approximate 44% market share of smart safety glasses on Amazon.com, and to the Company's knowledge, remains the only smart safety glass on the platform with full safety certification in the U.S., Canada, and the European Union. Our cobranded Reebok sport smartglasses and Reebok optical smartglasses were also a significant driver of the current period volume increases, as we sold nearly 2,000 units of Reebok smartglasses in the current six months; most of this increase was driven by the Reebok sport line, as the Reebok optical collection was only recently launched in April 2026. These strong increases in unit volumes for Lucyd Armor and Reebok smartglasses were partially offset by volume declines in our other product lines. The aforementioned positive impacts of price/mix were largely reflective of increased sales of the higher-priced Lucyd Armor line following price increases implemented in 2026 and the April 2026 launch of the Reebok optical collection at premium price points, partially offset by a higher proportion of wholesale sales at wholesale pricing. In addition, we are being more targeted and tactical in our use of promotional pricing and discounts.

For the six months ended June 30, 2026, approximately 54% of sales were processed on our online store (Lucyd.co), 38% on Amazon.com, and 7% through reseller partners, with approximately 1% of our net revenues generated from Lucyd “Pro” app subscriptions. For the six months ended June 30, 2025, approximately 55% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 4% through reseller partners, with approximately 1% of our net revenues generated from app subscriptions.

The current period results notably reflect progress made over the past year towards our long-term goals of increasing revenue in the wholesale channel, with such revenues growing to more than three times the prior year period in terms of absolute dollar amounts, and nearly doubling in terms of percentage of total sales. Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, we continue to believe that the wholesale channel is the most scalable and most promising long-term opportunity for future growth.

To date, several factors have constrained wholesale sell-through: (i) the optical retail ecosystem is fragmented and insurance-driven, which supports higher margins on conventional frames and can compress retailer margins on smart eyewear at mainstream price points; (ii) smart eyewear requires interactive merchandising and in-store demos to educate consumers, which lengthens onboarding lead times; and (iii) national retailers typically require category sell-through evidence, certifications, and planogram resets with long decision cycles. However, large national retailers have recently started to recognize smart eyewear as proven category and are starting to move in the direction of selling more smart eyewear. We are currently prioritizing larger retailers whose economics are more aligned with consumer electronics and safety categories, including home-improvement and big-box stores, and believe that we have the product and merchandising set needed to scale wholesale placements over time. Therefore, we expect that e-commerce channels (Lucyd.co and Amazon) will remain a larger proportional share of our revenue in the near to medium term, with wholesale contributions increasing over time. In the long term, we anticipate that wholesale sales will comprise a larger proportional share of our revenue, which should bring consistent, large-scale orders with minimal marketing costs.

Cost of Goods Sold

Our total cost of goods sold increased to $1,366,120 for the six months ended June 30, 2026, as compared to $825,863 for the prior year six months. This year-over-year increase of 65% was primarily driven by the combination (i) the increase in the volume of products sold, as discussed above, (ii) higher costs related to platform / marketplace fees and commissions, and (iii) greater expenditures on product certification. These factors, which led to the year-over-year increase in cost of goods sold, were partially offset by ongoing improvements in product sourcing costs for both frames and prescription lenses – largely related to realization of greater economies of scale as our manufacturing order volumes have grown and our cost per unit has decreased.

Cost of goods sold for the six months ended June 30, 2026 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $974,305; the cost of prescription lenses incurred with our third-party vendor of $121,021; commissions, affiliate referral fees, and e-commerce platform fees of $147,074; shipping and logistics costs of $58,781; and product certification costs of $38,143. Cost of goods sold for the six months ended June 30, 2025 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $566,936; the cost of prescription lenses incurred with our third-party vendor of $139,148; commissions, affiliate referral fees, and e-commerce platform fees of $59,252; and shipping and logistics costs of $42,763.

Gross Profit

Our gross profit for the current six months was $417,960, compared to $207,868 for the prior year six months. Our gross profit margin was 23% in the current period and 20% in the prior year period, representing an increase of approximately 3 percentage points year-over-year.

The year-over-year increase in profitability compared with the prior year six months was primarily attributable to the combination of (i) continued improvements in product sourcing costs related to the realization of greater economies of scale, as discussed above, and (ii) various actions taken by management over the past year to mitigate the negative impacts of tariffs.

In the near to medium term, we anticipate growth in total cost of goods sold corresponding with anticipated future growth in revenues, and do not expect significant decreases in gross profit margins from current levels. We are continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing on the highest volume, market-tested styles. Additionally, we continue to monitor trade policy and have contingency sourcing options in Southeast Asia should the U.S.-China tariff conditions materially change.

Operating Expenses

Our operating expenses increased by 5% to $4,494,684 for the current period, as compared to $4,282,731 for the prior year period. This decrease was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $406,407 or approximately 17% to $2,808,620 for the six months ended June 30, 2026, as compared to $2,402,213 for the prior year six months. This increase was mainly attributable to the combination of (i) higher compensation and benefit costs (approximately $90,000), (ii) higher spending on public relations and branding initiatives (approximately $88,000), and (iii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $155,000, to approximately $435,000 for the current period.

Sales and marketing expenses

Our sales and marketing expenses for the current six months of $1,335,862 were essentially flat compared to $1,331,718 for the prior year period. We continue to strategically allocate our marketing spending as needed and on a dynamic basis between a combination of key events and trade shows (to grow and expand our network of potential business partners and retailers), paid ads (to build brand awareness, attract new customers, and increase our market share), and supporting launches of new products. We utilize data-driven decision-making to refine and optimize our marketing campaigns, in order to make our spending in this area more efficient, thus maximizing returns on our marketing investments.

Research and development costs

Our research and development costs were $280,202 for the six months ended June 30, 2026, as compared to $478,800 for the six months ended June 30, 2025, representing a year-over-year decrease of approximately 41%, primarily driven by the timing of product development cycles. We are continuously developing improvements on our core product lines, as well as new modalities of smart eyewear. The costs of these developments are primarily connected to molding and tooling costs with our manufacturing partners, as well as component sourcing and testing. These costs are ongoing and vary quarter to quarter; such costs generally tend to decrease after an initial collection launch, since the majority of research and development costs are borne in the initial production.

Related party management fee

Our related party management fee was $70,000 for each of the six-month periods ended June 30, 2026 and 2025, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $96,538 in the current period, reflecting a decline of approximately 49% from $190,066 in the prior year six months. These amounts were primarily comprised of dividends from our investments in money market funds and interest income from investments in U.S. Treasury bills. The year-over-year decrease in other income (expense), net was primarily attributable to the combination of lower average cash equivalent and investment balances as compared to the prior year period, and lower dividend yields from money market funds and lower interest rates on U.S. Treasury bills as compared to the prior year period.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, our cash and cash equivalents were approximately $2.5 million and $6.5 million, respectively. As of June 30, 2026 and December 31, 2025, our total overall liquidity (cash and cash equivalents plus investments in short-term U.S. Treasury bills), which management believes provides a more accurate depiction of the Company’s liquidity and economic position, was approximately $3.7 million and $6.5 million, respectively.

Our working capital (current assets less current liabilities) was approximately $6.2 million and $8.4 million as of June 30, 2026 and December 31, 2025, respectively.

Subsequent to June 30, 2026, the Company raised approximately $3.0 million of aggregate gross proceeds through a warrant inducement transaction (see below for details).

The Company did not have any debt obligations as of June 30, 2026 or December 31, 2025.

Contractual commitments for payments due under multi-year license agreements are scheduled to increase in future periods; payments due under such contracts are $90,000 for the remainder of 2026 and $1,290,000 for fiscal year 2027.

We believe our total overall liquidity, plus the availability to borrow funds via our related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months.

Cash Flow

	Six months ended	Six months ended
	June 30,	June 30,
	2026	2025
Net cash flows from operating activities	$(4,354,718)	$(4,427,553)
Net cash flows from investing activities	(1,072,184)	3,665,912
Net cash flows from financing activities	1,371,012	5,760,036
Net Change in Cash	$(4,055,890)	$4,998,395

Net cash flows used in operating activities for the six months ended June 30, 2026 are primarily reflective of our net loss for the period, resulting from various operating costs to support and grow our business. We continue to make significant investments in marketing spending in order to build brand awareness, attract new customers, and increase our market share.

Total use of cash in operating activities during the current six months was of a similar order of magnitude and roughly comparable with the prior year six months; however, the current period’s use of cash in operating activities notably reflects higher payments made under multi-year licensing agreements, whereas the prior year period’s use of cash in operating activities is more reflective of payments made to purchase inventory.

Net cash flows from investing activities in both the current six months and prior year six months primarily reflect the timing of purchases and redemptions of short-term U.S. Treasury bills, which do not impact our total overall liquidity (as previously defined above). The current period’s cash flows from investing activities also include the $0.3 million repayment received from a short-term loan that was made to a related party the fourth quarter of 2025.

Net cash flows from financing activities for the current six months are primarily attributable to at-the-market offerings of common stock (as described in more detail below), while net cash flows from financing activities for the prior period are primarily attributable to multiple warrant inducement transactions and other warrant exercises.

Equity Transactions

At-the-Market Offerings

In January 2026, the Company sold 820,800 shares of common stock and received approximately $1.5 million of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1.4 million, and will be used for working capital and general corporate purposes.

Currently, there is no remaining availability under the Company’s at-the-market facility for future sales of common stock. We may seek to open a new at-the-market facility by filing a new registration statement in the future, and raise additional funds under such facility in the future, if management believes it would be beneficial to do so.

July 2026 Warrant Inducement Transaction

On July 8, 2026, the Company entered into an inducement letter agreement with a holder of certain of its existing Series G and Series I warrants to purchase an aggregate of 2,200,544 shares of the Company’s common stock, which were originally issued to the holder on April 14, 2025 and June 24, 2025, each having an original exercise price of $2.60 per share.

Pursuant to the inducement letter agreement, the holder agreed to exercise its existing Series G and Series I warrants for cash at a reduced exercise price of $1.35 per share in consideration of the Company’s agreement to issue new unregistered Series J warrants to purchase up to an aggregate of 6,601,632 shares of common stock. The Series J Warrants have an exercise price of $1.10 per share, are exercisable immediately upon issuance, and have a term of exercise equal to 24 months following the effective date of the Resale Registration Statement (as defined in the applicable agreement).

This transaction closed on July 9, 2026, and the gross proceeds to the Company were approximately $3.0 million prior to deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from this transaction of approximately $2.6 million for working capital and general corporate purposes.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents (including the proceeds from the equity offerings described above), plus the availability to borrow funds via the related party agreement with Lucyd Ltd.) will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, licenses, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. We expect a modest increase in marketing and retail-support expenses over the next twelve months, with such investments being discretionary and adjustable as needed. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. Geopolitical and macroeconomic factors could cause disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2026.

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Sales under Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, Harrison Gross, our Chief Executive Officer, sold an aggregate of 13,764 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended June 30, 2026, Konrad Dabrowski, our Chief AI and Growth Officer, sold an aggregate of 6,692 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended June 30, 2026, David Eric Cohen, our Chief Technology Officer, sold an aggregate of 7,773 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended June 30, 2026, Oswald Gayle, our Chief Financial Officer, sold an aggregate of 7,574 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended June 30, 2026, Joaquin Abondano, our Chief Operating Officer, sold an aggregate of 4,779 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

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

Innovative Eyewear, Inc.
(Registrant)

Date: August 14, 2026	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Oswald Gayle
Oswald Gayle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)