Form 10-Q
period 2026-09-30
Innovative Eyewear Inc
filed 2026-11-09
CIK 1808377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 8,712,263 shares of the registrant’s common stock issued and outstanding.

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

INNOVATIVE EYEWEAR, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE EYEWEAR, INC.

CONDENSED BALANCE SHEETS

September 30, 2026 (Unaudited) and December 31, 2025

	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$3,197,061	$6,511,036
Investments	1,299,871	-
Accounts receivable, net	242,275	142,152
Prepaid expenses	440,886	263,730
Inventory prepayments	394,755	438,417
Inventory, net	1,684,950	1,745,136
Due from Tekcapital and Affiliates	199,315	334,582
Other current assets	104,656	60
Total Current Assets	7,563,769	9,435,113

Non-Current Assets
Intangible assets, net	593,998	559,968
Property and equipment, net	26,585	61,777
Other non-current assets	24,183	83,075
TOTAL ASSETS	$8,208,535	$10,139,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$711,842	$985,417
Deferred revenue	117,449	59,889
Total Current Liabilities	829,291	1,045,306

Non-Current Liabilities
Long-term payment plan with vendor	-	28,488
Deferred revenue	7,023	-
TOTAL LIABILITIES	836,314	1,073,794

Commitments and contingencies (see Note 9)	-	-

Stockholders’ Equity
Common stock (par value $0.00001, 50,000,000 shares authorized: 8,712,263 and 5,479,861 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	87	55
Additional paid-in capital	45,966,580	41,393,203
Accumulated deficit	(38,594,446)	(32,327,119)
TOTAL STOCKHOLDERS’ EQUITY	7,372,221	9,066,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,208,535	$10,139,933

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$1,009,696	$668,128	$2,793,776	$1,701,859
Less: Cost of Goods Sold	(688,786)	(423,291)	(2,054,906)	(1,249,154)
Gross Profit	320,910	244,837	738,870	452,705

Operating Expenses:
General and administrative	(1,578,047)	(1,277,308)	(4,386,667)	(3,679,521)
Sales and marketing	(622,883)	(723,372)	(1,958,745)	(2,055,090)
Research and development	(423,353)	(129,984)	(703,555)	(608,784)
Related party management fee	(35,000)	(35,000)	(105,000)	(105,000)
Total Operating Expenses	(2,659,283)	(2,165,664)	(7,153,967)	(6,448,395)

Other Income (Expense), net	51,232	84,560	147,770	274,626

Net Loss	$(2,287,141)	$(1,836,267)	$(6,267,327)	$(5,721,064)

Weighted average number of shares outstanding	8,418,433	4,870,014	7,031,163	3,521,602
Loss per share, basic and diluted	$(0.27)	$(0.38)	$(0.89)	$(1.62)

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of January 1, 2026	5,479,861	$55	$41,393,203	$(32,327,119)	$9,066,139

At-the-Market Offerings	820,800	8	1,411,447	-	1,411,455
Stock-based compensation	-	-	200,992	-	200,992
Net loss	-	-	-	(2,309,368)	(2,309,368)
Balances as of March 31, 2026	6,300,661	$63	$43,005,642	$(34,636,487)	$8,369,218

Issuance of shares related to vesting of restricted share units	103,067	1	(1)	-	-
Issuance of shares to influencer	2,000	-	2,040	-	2,040
Stock-based compensation	-	-	198,325	-	198,325
Net loss	-	-	-	(1,670,818)	(1,670,818)
Balances as of June 30, 2026	6,405,728	$64	$43,206,006	$(36,307,305)	$6,898,765

July 2026 Warrant Inducement Transaction	2,200,544	22	2,562,250	-	2,562,272
Issuance of shares related to vesting of restricted share units	105,991	1	(1)	-	-
Stock-based compensation	-	-	198,325	-	198,325
Net loss	-	-	-	(2,287,141)	(2,287,141)
Balances as of September 30, 2026	8,712,263	$87	$45,966,580	$(38,594,446)	$7,372,221

Balances as of January 1, 2025	2,452,632	$25	$33,831,046	$(24,735,930)	$9,095,141

Cancellation of shares by stockholder	(5)	-	-	-	-
Stock-based compensation	-	-	177,576	-	177,576
Net loss	-	-	-	(1,778,703)	(1,778,703)
Balances as of March 31, 2025	2,452,627	$25	$34,008,622	$(26,514,633)	$7,494,014

April 2025 Warrant Inducement Transaction	595,188	6	1,494,306	-	1,494,312
June 2025 Warrant Inducement Transaction	746,782	7	1,890,052	-	1,890,059
Other exercises of warrants in ordinary course	986,532	10	2,310,238	-	2,310,248
Issuance of shares to brand ambassador	11,539	-	30,001	-	30,001
Issuance of shares related to vesting of restricted share units	36,216	-	-	-	-
Stock-based compensation	-	-	164,714	-	164,714
Net loss	-	-	-	(2,106,094)	(2,106,094)
Balances as of June 30, 2025	4,828,884	$48	$39,897,933	$(28,620,727)	$11,277,254

At-the-Market Offerings	341,403	4	692,313	-	692,317
Issuance of shares related to vesting of restricted share units	35,400	-	-	-	-
Additional costs related to Warrant Inducement Transactions	-	-	(52,390)	-	(52,390)
Stock-based compensation	-	-	169,304	-	169,304
Net loss	-	-	-	(1,836,267)	(1,836,267)
Balances as of September 30, 2025	5,205,687	$52	$40,707,160	$(30,456,994)	$10,250,218

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Operating Activities
Net Loss	$(6,267,327)	$(5,721,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,767	53,292
Amortization	55,688	48,931
Interest income on loan to Tekcapital Europe, Ltd.	(5,962)	-
Interest income on debt securities (U.S. Treasury bills)	(22,501)	(24,367)
Realized gains on debt securities (U.S. Treasury bills)	(11,534)	(104,816)
Stock-based compensation	597,642	511,594
Nonemployee stock-based payment expense	9,540	20,423
Expenses paid by Tekcapital and Affiliates	185,114	215,119
Provision for doubtful accounts	29,444	3,629

Changes in operating assets and liabilities:
Accounts receivable	(141,218)	26,381
Accounts payable and accrued expenses	(311,991)	(18,022)
Prepaid expenses	(184,656)	(21,694)
Inventory prepayments	43,662	(98,345)
Inventory	(15,288)	(801,358)
Other assets	47,536	(40,765)
Contract assets and deferred revenue	64,584	26,075
Net cash flows from operating activities	(5,902,500)	(5,924,987)

Investing Activities
Purchases of debt securities (U.S. Treasury bills)	(2,565,836)	(1,274,320)
Proceeds from redemption of debt securities (U.S. Treasury bills)	1,300,000	5,000,000
Loans made to Tekcapital Europe, Ltd.	(300,000)	(250,000)
Repayment of amounts loaned to Tekcapital Europe, Ltd.	300,000	250,000
Patent costs	(89,718)	(19,120)
Purchases of property and equipment	-	(55,483)
Net cash flows from investing activities	(1,355,554)	3,651,077

Financing Activities
Proceeds from at-the-market offerings of common stock	1,411,455	692,317
Proceeds from exercises of warrants	2,562,272	5,642,229
Proceeds from sale of common stock withheld from employees to cover withholding taxes on vested restricted share units	56,912	49,005
Incurrence of obligation under long-term payment plan with vendor	-	121,059
Payments made under long-term payment plan with vendor	(36,560)	(32,283)
Repayment of amounts due to Tekcapital and Affiliates	(50,000)	(127,889)
Net cash flows from financing activities	3,944,079	6,344,438

Net Change in Cash and cash equivalents	(3,313,975)	4,070,528
Cash and cash equivalents at Beginning of Period	$6,511,036	$2,628,987
Cash and cash equivalents at End of Period	$3,197,061	$6,699,515

Significant Non-Cash Transactions
Expenses paid for by Tekcapital and Affiliates, reported as change in Due to/from Tekcapital and Affiliates	185,114	215,119
Issuance of shares for prepayment to brand ambassador	-	30,001

See accompanying Notes to the Unaudited Condensed Financial Statements.

INNOVATIVE EYEWEAR, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (Unaudited)

NOTE 1 – GENERAL INFORMATION

Company Description

Innovative Eyewear, Inc. (the “Company,” “us,” “we,” or “our”), is a corporation organized under the laws of the State of Florida that develops and sells cutting-edge smart eyewear – including prescription eyeglasses, ready-to-wear sunglasses, safety glasses, and sport glasses – which are designed to allow our customers to remain connected to their digital lives. We sell smart eyewear under our own Lucyd brand, which includes the Lucyd Lyte® and Lucyd Armor product lines, as well as cobranded smart eyewear under the Nautica® Powered by Lucyd, Eddie Bauer® Powered by Lucyd, and Reebok® Powered by Lucyd product lines.

The Company was originally founded by Lucyd Ltd., a portfolio company of Tekcapital Plc through Tekcapital Europe, Ltd. (collectively, together with Lucyd Ltd., “Tekcapital and Affiliates”), which owned approximately 3% of our issued and outstanding shares of common stock as of September 30, 2026.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for future periods or the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation – specifically, $20,423 of nonemployee stock-based payment expense for the nine months ended September 30, 2025 has been reclassified to a separate line on the condensed statement of cash flows, rather than aggregated with stock-based compensation.

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

Segment Reporting

The Company has a single reportable segment, which generates revenue from the sales of smartglasses, and related accessories and apps. The Company derives revenue primarily in North America and manages its business activities on a single-segment basis. The accounting policies of our single reportable segment are the same as those for the Company as a whole.

The Company’s chief operating decision maker, as such term is defined under GAAP, is our Chief Executive Officer. The chief operating decision maker assesses performance for the single reportable segment and decides how to allocate resources based on net income that also is reported on the income statement as total net loss. The measure of segment assets is reported on the balance sheet as total assets. The Company does not have intra-entity sales or transfers.

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

The Company meets its day-to-day working capital requirements using monies raised through sales of eyewear and issuances of equity. During the nine months ended September 30, 2026, the Company raised approximately $1.5 million of aggregate gross proceeds through at-the-market offerings of common stock and approximately $3.0 million of aggregate gross proceeds through a warrant inducement transaction (see Note 11 for details). The Company has also entered into agreements with related parties, under which the Company may make borrowings of up to $1.25 million (see Note 8 and Note 13 for details); as of September 30, 2026, the Company has not borrowed any amounts under such agreements. The Company’s forecasts and projections indicate that the Company expects to have sufficient liquidity to fund operations through at least the next 12 months. However, the Company may raise additional funds if management believes it would be beneficial to do so.

NOTE 3 – REVENUE AND ACCOUNTS RECEIVABLE

Revenue

Our revenue is primarily generated from the sales of prescription and non-prescription optical glasses and sunglasses, and shipping charges which are charged to the customer associated with these purchases. We sell products through our retail store resellers, distributors, on our own website Lucyd.co, and on Amazon.com. We also generate revenue from the sale of subscriptions to the “Pro” version of our Lucyd app, which provides unlimited ChatGPT interactions and priority tech support for a monthly or annual fee.

The following table presents disaggregated revenue for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
E-commerce channels	$780,486	$639,119	$2,418,955	$1,622,192
Wholesale channels	223,305	25,796	358,443	70,405
App store subscriptions	5,905	3,213	16,378	9,262
Total revenues, net	$1,009,696	$668,128	$2,793,776	$1,701,859

For all of our product sales, at the time of sale, we establish a reserve for returns, based on historical experience and expected future returns as well as review of individual returns received in the month following the balance sheet date; such reserve is recorded as a reduction of sales. The Company recorded an allowance for sales returns of $31,154 and $14,669 as of September 30, 2026 and December 31, 2025, respectively.

In instances where the collectability of contractual consideration is not probable at the time of sale, the revenue is deferred on our balance sheet as a contract liability, and the associated cost of goods sold is deferred on our balance sheet as a contract asset; subsequently, we recognize such revenue and cost of goods sold as payments are received. With respect to such instances, during the three and nine months ended September 30, 2025, we recognized $7,500 and $22,500 of revenue, respectively, that was included in the contract liability balance of $47,950 as of January 1, 2025. There was no comparable balance of such deferred revenue as of December 31, 2025 or September 30, 2026, and no such revenue recognized or deferred during the three and nine months ended September 30, 2026.

The balance of revenue for orders received but not yet fulfilled that has been deferred on our balance sheet as a contract liability was $96,261 and $55,383 as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, we recognized $55,383 of revenue related to these instances, all of which was included in the contract liability balance of $55,383 as of January 1, 2026.

The balance of unearned revenue related to app subscriptions that has been deferred on our balance sheet as a contract liability was $5,064 and $4,506 as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, we recognized $4,075 and $2,263 of revenue, respectively, that was included in the contract liability balance of $4,506 as of January 1, 2026 and $2,401 as of January 1, 2025, respectively.

The balance of unearned revenue related to extended product service warranties purchased by customers that have been deferred on our balance sheet as a contract liability was $23,147 as of September 30, 2026, of which $16,124 was classified as current and $7,023 was classified as non-current.

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

A roll forward of the allowance for credit losses for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Balance at January 1	$16,644	$30,966
Bad debt expense	29,444	3,629
Write-offs	(9,030)	(87)
Other	-	86
Balance at September 30	$37,058	$34,594

NOTE 4 – INVENTORY

Our inventory predominantly consists of purchased eyewear and related accessories, and is stated at the lower of cost or net realizable value, with cost determined on a specific identification method of inventory costing which attaches the actual cost to an identifiable unit of product. Also included within inventory as of both at September 30, 2026 and December 31, 2025 was $72,864 of electronic components purchased from a third-party supplier for use by our manufacturer in their future production of our eyewear.

Provisions for excess, obsolete, or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles, and estimated inventory levels. Such provisions were $357,286 and $59,000 as of September 30, 2026 and December 31, 2025, respectively.

Our non-product inventory consists of virtual try-on kiosks, modular display systems, and interactive LCD fixtures that have not yet been deployed at retailers, as well as certain accessories that are intended to be used as promotional items, rather than sold in the normal course of business. These items are presented in the condensed balance sheet within other current assets as of September 30, 2026, and the balance of such non-product inventory was $78,577 as of September 30, 2026.

NOTE 5 – INVESTMENTS

All highly liquid investments with original maturities of three months or less, including money market funds, certificates of deposit, and U.S. Treasury bills purchased three months or less from maturity, are considered cash equivalents.

As of January 1, 2025, the Company held investments in U.S. Treasury bills, which were purchased in September 2024 and matured in March 2025. These investments were classified as “held-to-maturity” and were recorded at amortized cost. Upon maturity of these investments, the Company recognized income of $104,816 for the nine months ended September 30, 2025.

In April 2025, the Company purchased an investment in U.S. Treasury bills for $1,274,320, which subsequently matured in October 2025. The Company recognized $13,424 and $24,367 of interest income, respectively, related to these investments for the three and nine months ended September 30, 2025.

There were no amounts classified as “held-to-maturity” investments as of December 31, 2025.

In January 2026, the Company purchased investments in U.S. Treasury bills, which matured in April 2026. These investments were classified as “held-to-maturity” and were recorded at amortized cost. The Company recognized income related to these investments of $11,534 for the nine months ended September 30, 2026.

In April 2026, the Company purchased investments in U.S. Treasury bills, which will mature in October 2026. During the three and nine months ended September 30, 2026, the Company recognized $11,897 and $22,501 of interest income, respectively, related to these investments. These investments were classified as “held-to-maturity” and were recorded at amortized cost of $1,299,871 in the accompanying condensed balance sheet. The aggregate fair value of these investments as of September 30, 2026 was as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments in U.S. Treasury bills	$1,300,000	$-	$-	$1,300,000

NOTE 6 – TANGIBLE AND INTANGIBLE ASSETS

	September 30,	December 31,
Property & Equipment	2026	2025
Display Booths and Kiosks	$182,579	$193,004
Computer Equipment	44,901	44,901
Office Equipment	27,826	27,826
Internal-Use Software and Website Costs	53,300	53,300
Property and equipment, gross	308,606	319,031
Less: Accumulated depreciation	(282,021)	(257,254)
Property and equipment, net	$26,585	$61,777

Depreciation expense for the three months ended September 30, 2026 and 2025 was $4,783 and $14,922, respectively.

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $24,767 and $53,292, respectively.

	September 30,	December 31,
Finite-lived intangible assets	2026	2025
Patent Costs	$800,940	$711,222
Less: Accumulated amortization	(206,942)	(151,254)
Intangible assets, net	$593,998	$559,968

Amortization expense for the three months ended September 30, 2026 and 2025 was $17,302 and $13,552, respectively.

Amortization expense for the nine months ended September 30, 2026 and 2025 was $55,688 and $48,931, respectively.

NOTE 7 – INCOME TAXES

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The Company has not recorded an income tax provision or benefit for the three and nine months ended September 30, 2026 and 2025 as it maintains a full valuation allowance against its net deferred tax assets.

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

During the three months ended September 30, 2026 and 2025, the Company incurred $35,000 in each respective period under the management services agreement. During the nine months ended September 30, 2026 and 2025, the Company incurred $105,000 in each respective period under the management services agreement.

Rent of Office Space

Since 2022, under an agreement between the Company and Tekcapital Europe, Ltd, Tekcapital bills the Company for an allocation of rent paid by Tekcapital on the Company’s behalf. The underlying lease between Tekcapital and its landlord has an end date of January 31, 2027. The Company recognized $26,282 and $38,730 of expense related to this month-to-month arrangement for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $80,115 and $108,383 of expense related to this month-to-month arrangement for the nine months ended September 30, 2026 and 2025, respectively.

April 2025 Loan to Tekcapital Europe, Ltd.

On April 23, 2025, the Company entered into an intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $500,000. Tekcapital Europe, Ltd. could receive advances under this facility upon request through October 23, 2025; any amounts advanced to Tekcapital Europe, Ltd. bore simple interest at a rate of 10% per annum, and were required to be repaid on or before July 23, 2026. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan. In May 2025, Tekcapital Europe, Ltd. borrowed $250,000 under this agreement; subsequently in June 2025, Tekcapital Europe, Ltd. repaid such borrowing in full along with $2,503 of interest. As of September 30, 2025, no amounts remained outstanding or payable to us under this agreement.

December 2025 Loan to Tekcapital Europe, Ltd.

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

On February 24, 2026, Tekcapital Europe, Ltd. repaid in full all of the outstanding balance of the loan that the Company had made to Tekcapital on December 19, 2025. The total amount paid to the Company was $306,115, of which $300,000 represented the principal amount and $6,115 represented accrued interest. No amounts remain outstanding or payable to us under this agreement.

2026 Loan to Tekcapital Europe, Ltd.

On July 21, 2026, the Company entered into a new intercompany loan agreement (as lender) with Tekcapital Europe, Ltd. (as borrower) and Tekcapital Plc, the parent of Tekcapital Europe, Ltd. Pursuant to this agreement, the Company agreed to make a loan facility available to Tekcapital Europe, Ltd. for up to a maximum of $300,000. Tekcapital Europe, Ltd. was able to receive advances under this facility upon request through September 21, 2026; any amounts advanced to Tekcapital Europe, Ltd. bear simple interest at a rate of 12% per annum, and are required to be repaid on or before October 21, 2026. Tekcapital Plc executed the agreement as guarantor for Tekcapital Europe, Ltd. on the full amount of the loan.

On July 23, 2026, Tekcapital Europe, Ltd. borrowed $250,000 under this agreement, and on September 15, 2026, Tekcapital Europe, Ltd. borrowed an additional $50,000 under this agreement. The $300,000 total outstanding principal balance of this loan, plus accrued interest receivable of $5,962, was included within Due from Tekcapital and Affiliates in the accompanying condensed balance sheet as of September 30, 2026.

The Company recognized interest income on loans to Tekcapital Europe, Ltd. of $5,962 and $11,288 for the three and nine months ended September 30, 2026, respectively. The Company recognized no such interest income for the three and nine months ended September 30, 2025.

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

The aggregate future minimum payments due under these license agreements are as follows:

Remainder of 2026	$45,000
2027	1,290,000
2028	1,543,000
2029	1,778,000
2030	2,037,000
Thereafter (through 2033)	6,092,000
Total	$12,785,000

If the Company were to exercise its cancellation rights during the fifth year of each agreement, the aggregate future minimum payments due under these license agreements would be reduced to $3,428,000.

The Company recognized $208,500 and $124,273 of expense related to all license agreements for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $643,539 and $404,243 of expense related to all license agreements for the nine months ended September 30, 2026 and 2025, respectively.

Long-Term Payment Plan for Information Technology System and Services

The Company entered into a long-term payment plan agreement with Oracle for the payment of costs related to the implementation of the Company’s new ERP system (which went live in April 2025) and related cloud services. Under this agreement, the Company is obligated to make payments of $4,035 per month through July 2027. As of September 30, 2026, the Company’s remaining obligation under this arrangement was $40,353, which is included within Accounts payable and accrued expenses in the accompanying condensed balance sheet.

Leases

Our executive offices are located at 11900 Biscayne Blvd., Suite 630, Miami, Florida 33181. Our executive offices are provided to us by a related party (see Note 8). We consider our current office space adequate for our current operations.

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

In February 2026, the U.S. Supreme Court issued a ruling invalidating some of the tariffs imposed by the U.S. government. During the three and nine months ended September 30, 2026, the Company received refunds related to certain tariffs previously paid by the Company totaling $124,854; such amounts were recognized as a reduction to cost of goods sold in the Company’s condensed financial statements.

The Company may be eligible to file additional claims for tariff refunds in the future; however, there is significant uncertainty as to the timing and amount that will ultimately be received from such claims. Accordingly, no amounts related to such claims for potential future refunds have been recognized in the Company’s condensed financial statements for the three and nine months ended September 30, 2026.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

Summary information regarding stock options as of and during the nine months ended September 30, 2026 is as follows:

	Options (Number)	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)
As at January 1, 2026	53,100	17.83	2.47
Granted	-	-
Exercised	-	-
Forfeited / Expired	-	-
As at September 30, 2026	53,100	17.83	1.72
Exercisable as at September 30, 2026	53,100	17.83	1.72

During the three months ended September 30, 2026 and 2025, we recognized $0 and $31,815 of expense, respectively, related to stock options. During the nine months ended September 30, 2026 and 2025, we recognized $3,356 and $100,272 of expense, respectively, related to stock options. As of September 30, 2026, the aggregate intrinsic value for all options outstanding as well as all options exercisable was zero, and remaining unrecognized stock option expense was zero.

Restricted Stock Units

Summary information regarding restricted stock units as of and during the nine months ended September 30, 2026 is as follows:

	Restricted Stock Units (Number)	Weighted Average Grant Date Fair Value ($)
As at January 1, 2026	562,648	2.85
Granted	-	-
Vested	(209,058)	3.15
Forfeited	(1,200)	6.88
As at September 30, 2026	352,390	2.66

During the three months ended September 30, 2026 and 2025, we recognized $198,325 and $137,489 of expense, respectively, related to restricted stock units. During the nine months ended September 30, 2026 and 2025, we recognized $594,286 and $411,321 of expense, respectively, related to restricted stock units. As of September 30, 2026, unrecognized restricted stock unit expense of approximately $890,000 remains to be recognized over the next 1.33 years.

Stock Grants

Effective April 1, 2024, pursuant to the terms of a brand ambassador agreement, we issued to an individual 4,500 shares of our common stock as compensation for the first year of the agreement. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $21,690, which was recognized as expense on a straight-line basis from April 1, 2024 through March 31, 2025. We recognized $5,423 of expense for the nine months ended September 30, 2025, relative to this stock grant.

Effective April 1, 2025, pursuant to the terms of a brand ambassador agreement, we issued to the same individual 11,539 shares of our common stock as compensation for the second year of the agreement. The value of this consideration transferred, measured using the fair value of our common stock at the date of issuance, was $30,000, which was recognized as expense on a straight-line basis from April 1, 2025 through March 31, 2026. We recognized $7,500 of expense for the nine months ended September 30, 2026, relative to this stock grant.

Effective May 6, 2026, we issued to a nonemployee individual 2,000 shares of our common stock. The value of the consideration transferred, measured using the fair value of our common stock at the date of issuance, was $2,040, and was fully recognized as an expense during the nine months ended September 30, 2026.

NOTE 11 – STOCKHOLDERS’ EQUITY

At-the-Market Offerings

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

Pursuant to the inducement letter agreement, the holder agreed to exercise its existing Series G and Series I warrants for cash at a reduced exercise price of $1.35 per share in consideration of the Company’s agreement to issue new unregistered Series J warrants to purchase up to an aggregate of 6,601,632 shares of common stock. The Series J Warrants have an exercise price of $1.10 per share, are exercisable immediately upon issuance, and have a term of exercise equal to 24 months following the effective date of the Resale Registration Statement (as defined in the applicable agreement), which was subsequently filed by the Company and became effective August 7, 2026.

This transaction closed on July 9, 2026, and the gross proceeds to the Company were approximately $2,971,000 of gross proceeds prior to deducting placement agent fees and offering expenses. The net proceeds received by the Company from this transaction amounted to approximately $2,562,000, which the Company intends to use for working capital and general corporate purposes

Also, during the nine months ended September 30, 2026, the following warrants expired unexercised:

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

NOTE 12 – EARNINGS PER SHARE

The Company calculates earnings/(loss) per share data by calculating the quotient of earnings/(loss) divided by the weighted average number of common shares outstanding during the respective period. Due to the net losses for all periods presented in the unaudited condensed statements of operations, all shares underlying the common stock options and common stock warrants were excluded from the earnings per share calculation due to their anti-dilutive effect.

The calculation of net earnings/(loss) per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic and diluted:
Net loss	$(2,287,141)	$(1,836,267)	$(6,267,327)	$(5,721,064)
Weighted-average number of common shares	8,418,433	4,870,014	7,031,163	3,521,602
Basic and diluted net loss per common share	$(0.27)	$(0.38)	$(0.89)	$(1.62)

NOTE 13 – SUBSEQUENT EVENTS

International Trade and Tariffs

In October 2026, the Company filed additional claims for tariff refunds; however, significant uncertainty remains as to the timing and amount that will ultimately be received from such claims. Accordingly, no amounts related to such claims for potential future refunds have been recognized in the Company’s condensed financial statements for the three and nine months ended September 30, 2026.

2026 Loan to Tekcapital Europe, Ltd.

In October 2026, Tekcapital Europe, Ltd. repaid in full all of the outstanding balance of the loan that the Company had made to Tekcapital. The total amount paid to the Company on or before October 21, 2026 was $307,270, of which $300,000 represented the principal amount and $7,270 represented accrued interest. No amounts remain outstanding or payable to us under this agreement.

Extension of Lucyd Ltd. Financing Agreement

On October 23, 2026, the Company and Lucyd Ltd. entered into an amendment of the financing agreement originally entered into on March 1, 2024 and previously amended on March 1, 2025 and March 11, 2026 (see Note 8 for details), such that upon issuance, the convertible note will have a maturity date of April 30, 2028. The amendment also gives the Company an irrevocable right to draw down up to $1,250,000, funded within ten business days of each request, and limits conversions to 19.99% of the Company’s common stock outstanding on the date of the amendment, and the holding of Lucyd Ltd. and its affiliates to 19.99%, in each case unless stockholder approval is obtained. The principal amount, the 10% interest rate, and the conversion events are unchanged, and no fee is payable. The Company has not borrowed any amounts under this agreement

Nasdaq Minimum Bid Price Notification

On October 9, 2026, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company has been provided 180 calendar days, or until April 7, 2027, to regain compliance. At the Company’s annual meeting of stockholders scheduled for November 16, 2026, stockholders will vote on a proposal to authorize the Board of Directors to effect a reverse stock split of the Company’s common stock at a ratio of between 1-for-2 and 1-for-12. See Part II, Item 1A of this Form 10-Q for further information.

Restricted Stock Unit Awards

On October 29, 2026, the Company awarded an aggregate of 430,000 restricted stock units to its employees (360,000 units to the Company’s officers and management, and 70,000 units to non-management employees). Each of these awards shall vest in eight (8) equal installments on April 2 and August 19 of each year, commencing April 2, 2027 and ending August 19, 2030.

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

Overview

Executive Summary and Outlook

●	We achieved strong top-line growth in the third quarter of 2026, with revenues for the three months ended September 30, 2026 increasing by 51% as compared to the third quarter of 2025. On a year-to-date basis, our revenues for the first nine months of 2026 increased by 64% from the comparable period in 2025, which is in line with our full -year 2025 year-over-year growth rate of 63%, and demonstrates continued positive momentum for our business. For both the quarter and year-to-date periods, the growth in revenues was primarily driven by increases in unit volumes for our Lucyd Armor smart safety glasses, and also reflects notable growth in our wholesale channel, with significant shipments made to two new large retail partners in the U.S. and Canada in the third quarter of 2026.

●	Our gross profit margin for the third quarter of 2026 was 32%, compared to 37% in the third quarter of 2025. This year-over-year decline was primarily attributable to the recognition of a large inventory reserve in the current quarter for certain excess cobranded inventory, partly offset by the receipt of tariff refunds during the current quarter, and continued improvements in product sourcing costs. On a year-to-date basis, our gross profit margin was essentially flat year-over-year.

●	Operating expenses increased by 23% in the third quarter of 2026 as compared to the third quarter of 2025, while increasing by 11% on a nine-month basis. For both the quarter and year-to-date periods, most of the year-over-year increase was attributable to general and administrative expenses, which were primarily driven by the combination of higher payments due under our multi-year license agreements, and increased compensation and benefit costs due to additional staff to drive growth. Research and development costs also increased significantly for both the quarter and year-to-date periods, primarily driven by new investments to update and upgrade our award-winning and highly popular Lucyd Armor line of smart safety glasses. These increases were partially offset by more efficient spending on sales and marketing efforts.

●	We believe we are strongly positioned to continue our momentum of growth in the fourth quarter of 2026 and beyond into 2027, based on the following:

○	New Product Launches – In April 2026, we launched the new Reebok® Powered by Lucyd optical collection, which is our highest average selling price frame collection to date, driving more profit on a single frame sale than ever before. In October 2026, we launched the new Lucyd Aero® collection, which represents our lightest and most advanced smartglasses to date. Management believes both of these product lines have strong growth potential, with Lucyd Aero particularly notable for its disruptive qualities in traditional optical channels.

○	Wholesale and International Expansion – In July 2026, we announced a significant new retail launch with FYihealth group, operators of the FYidoctors optical chain in Canada; we began shipping initial stock and demonstration units during the third quarter, and our products will be available across 345 locations across Canada by the end of the year. In September 2026, we received and fulfilled an initial purchase order from one of the largest big-box retailers in the U.S.; under this arrangement with this retailer, our products are scheduled to be sold in over 150 big-box stores across the U.S. starting in the fourth quarter of 2026. Also in September 2026, we received orders for more than 3,000 smart eyewear units from Directed Electronics, our new exclusive distributor for Australia and New Zealand, who plans to place our products in national electronics retail chains across the region; we expect to ship these units to Directed Electronics in the fourth quarter of 2026.

○	Anticipated New Corporate Customers and Partners – Several leading industrial and logistics companies are testing Lucyd products for their workforce use. Lucyd Armor is a unique workforce solution that bridges communication barriers on heavy industry teams, enabling hands-free open-ear communication and translations between teammates. We have launched a white-label offering and are in advanced negotiations with a major automotive retailer for our first white-label program; vendor onboarding is underway.

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

Since the initial launch of Lucyd Lyte in 2021, we have sold thousands of our smartglasses, and have continued to expand our product offerings over the years – including the launch of Lucyd Lyte 2.0 and Lyte XL smartglasses in 2023, the launch of the Lucyd Armor, Nautica® Powered by Lucyd, and Eddie Bauer ® Powered by Lucyd smart eyewear collections in 2024, the launch of the Reebok® Powered by Lucyd sport collection in 2025, and the recent launch of the Reebok® Powered by Lucyd optical collection in April 2026. The variety of smartglasses we offer underpins our goal to provide a smart alternative for all of the major types of eyewear used by consumers, offering a seamless upgrade in styles of eyewear they already enjoy. We currently offer an expansive line of over 40 different models of glasses and several accessories.

Our products are currently sold through two major types of channels:

1.	E-commerce – primarily via our website (Lucyd.co) and Amazon.com, as well as through various other websites such as Walmart.com, Target.com, BestBuy.com, and DicksSportingGoods.com; and,

2.	A growing network of retail stores, including independent eyewear stores and national eyewear chains – as of the end of 2025, we had over 400 retail stores selling our products (across over 300 unique wholesale accounts), and are continually working to expand our network. During 2026, we added two new large retail partners in the U.S. and Canada, such that we expect our products to be offered in approximately 900 retail locations across the U.S. and Canada by the end of 2026.

All of our products are designed in Miami and manufactured in Asia. We view our business model as capital light, as we have elected not to build our own manufacturing facilities and Company-owned retail distribution, but rather leverage existing sources of production and retail distribution. This allows us to focus on our core competency of smart eyewear design.

Software and Apps

The Lucyd app, available for iOS and Android, is a free application that enables the user to converse with popular AI large language models (including ChatGPT, Claude, and Gemini) on our glasses, to instantly gain the benefit of some of the world’s most powerful AI assistants in a hands-free ergonomic interface. First launched in 2023, the app deploys powerful and unique integration with AI APIs, developed internally by the Company. The Company has filed a patent application related to this software.

In 2024, we added a “Pro” version of the app, which provides unlimited AI interactions and priority tech support for a monthly or annual fee. We also launched a new feature called “Walkie” for the Lucyd app in 2024, which enables thousands of users to join each other on walkie-talkie style communication channels. This feature was designed with our Lucyd Armor safety glass product in mind, to enable coworking teams to communicate freely on smart eyewear.

In 2025, we updated and enhanced the Lucyd app’s Walkie feature, enabling premium subscribers access to secure and private walkie channels, providing businesses and organizations with a powerful tool to communicate confidentially and seamlessly through Lucyd smart eyewear. Also during 2025, we added a new translation feature to the Lucyd app, which allows for voice-based translation between multiple languages in real time.

In the first quarter of 2026, the Lucyd app received an overhaul to the user interface, with general improvements to usability. The app has been redeveloped as an “app store within an app,” enabling an expansive and highly customizable Lucyd software platform to be housed conveniently within the iOS and Android app stores. The Company envisions that this new structure of the app will support third party applet development for Lucyd eyewear partners and users in the near future, and help in attracting developer talent to the platform by giving them a way to monetize new features and content for Lucyd eyewear.

In July and August 2026, the Lucyd app was updated to provide for Claude and Gemini AI integration, and allow users to access Claude, Gemini, and ChatGPT from a single interface and switch between AI models during conversations. New features also include AI image generation, document analysis, conversation history, web-sourced responses, and an optional private chat mode. We also expanded that app’s hands-free voice interface, allowing users choose which AI model answers to the user’s verbal prompts.

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

We currently offer three key display systems: (1) Hero Displays, which are unpowered branding stands, (2) Counter Kiosks, which offer digital and interactive demo experiences, and (3) the Lucyd Kiosk, which is a freestanding screen for larger stores. Across all display systems offered by the Company, we have shipped approximately 100 display units to more than 30 retail customers as of September 30, 2026.

Key Performance Indicators

Store Count (B2B) – We believe that the number of retail stores selling our products is an important indicator of wholesale growth. The Company has increased the number of retail store locations in which its products are sold from over 350 at the beginning of 2025 to over 400 by the end of 2025. During 2026, we added two new large retail partners:

●	In July 2026, we began shipping to FYihealth Group for its network of approximately 345 FYidoctors, Visique, and Solis optical clinics in Canada, including in-store demonstration units for its clinics.

●	In September 2026, we shipped an initial order of our products to one of the largest big-box retailers in the U.S. for its in-store program in more than 150 of its stores. Our products are scheduled to be sold in these stores in the fourth quarter of 2026.

With these new partners, we expect our products to be offered in approximately 900 retail locations across the U.S. and Canada by the end of 2026.

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

In February 2026, the U.S. Supreme Court issued a ruling invalidating some of the tariffs imposed by the U.S. government. During the three months ended September 30, 2026, the Company received refunds related to certain tariffs previously paid by the Company totaling approximately $125,000; such amounts were recognized as a reduction to cost of goods sold in the Company’s condensed financial statements.

In October 2026, the Company filed additional claims for tariff refunds; however, significant uncertainty remains as to the timing and amount that will ultimately be received from these additional claims.

Results of Operations - Quarterly

The following table summarizes our results of operations for the three months ended September 30, 2026 (the “current quarter”) and the three months ended September 30, 2025 (the “prior year quarter”):

	Three months ended		Three months ended
	September 30,		September 30,
	2026		2025		Change
Revenues, net	$1,009,696	100%	$668,128	100%	$341,568	51%
Less: Cost of Goods Sold	(688,786)	68%	(423,291)	63%	(265,495)	63%
Gross Profit (Deficit)	320,910	32%	244,837	37%	76,073	31%

Operating Expenses:
General and administrative	(1,578,047)	156%	(1,277,308)	191%	(300,739)	24%
Sales and marketing	(622,883)	62%	(723,372)	108%	100,489	-14%
Research and development	(423,353)	42%	(129,984)	19%	(293,369)	226%
Related party management fee	(35,000)	3%	(35,000)	5%	-	0%
Total Operating Expenses	(2,659,283)	263%	(2,165,664)	324%	(493,619)	23%

Other Income (Expense), net	51,232	-5%	84,560	-13%	(33,328)	-39%

Net Loss	$(2,287,141)	227%	$(1,836,267)	275%	$(450,874)	25%

Revenues

Our revenues for the three months ended September 30, 2026 were $1,009,696, representing an increase of 51% as compared to revenues of $668,128 during the three months ended September 30, 2025. The increase in revenue was predominantly attributable to significant volume increases, of which the majority related to the initial shipments to major new retail partners in the U.S. and Canada. The impact of volume increases on revenue was partially offset by unfavorable price/mix impacts.

Our unit volumes increased approximately 89% year-over-year, inclusive of approximately 1,100 demonstration units shipped to a new retail partner in Canada; excluding those units, unit volumes increased approximately 68% year-over-year. Overall, the increase in unit volumes was primarily driven by our award-winning and highly popular Lucyd Armor line of smart safety glasses. We sold approximately 7,800 units of Lucyd Armor smartglasses in the current quarter, representing an increase from the prior year quarter of 164%, of which approximately 2,300 units were related to the fulfilment of the initial purchase order from one of the largest big-box retailers in the U.S. Our cobranded Reebok smartglasses were also a significant driver of the current quarter volume increases, as we sold over 1,400 units of Reebok smartglasses in the current quarter, up from approximately 1,100 units of Reebok smartglasses in the prior year quarter; this volume increase was predominantly attributable to the April 2026 launch of the new Reebok optical collection. These strong increases in unit volumes for Lucyd Armor and Reebok smartglasses were partially offset by volume declines in our other product lines.

The unfavorable price/mix impacts were related to the combination of (i) the aforementioned demonstration units and (ii) channel mix. The unfavorable channel mix impact was driven by the significant number of products sold to our major new retail partners in the U.S. and Canada in the current quarter, as we earn lower revenue per unit on sales to retail partners due to the inherent nature of wholesale pricing, which is lower than pricing on direct-to-consumer sales generated through e-commerce channels.

For the three months ended September 30, 2026, approximately 48% of sales were processed on our online store (Lucyd.co), 29% on Amazon.com, and 22% through reseller partners, with approximately 1% of our net revenues generated from Lucyd “Pro” app subscriptions. For the three months ended September 30, 2025, approximately 56% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 4% through reseller partners.

The current quarter results notably reflect significant progress made over the past year towards our long-term goals of increasing revenue in the wholesale channel, with such revenues growing to more than eight times the prior year quarter in terms of absolute dollar amounts (from $25,796 in the third quarter of 2025 to $223,305 in the current quarter), and to more than five times the prior year quarter as a percentage of total sales. Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, we continue to believe that the wholesale channel is the most scalable and most promising long-term opportunity for future growth, and that the opportunity to grow volumes through the wholesale channel significantly outweighs the negative aspect of lower revenue per unit in that channel.

We expect that e-commerce channels (Lucyd.co and Amazon) will remain a larger proportional share of our revenue in the near to medium term, with wholesale contributions increasing over time. In the long term, we anticipate that wholesale sales will comprise a larger proportional share of our revenue, which should bring consistent, large-scale orders with minimal marketing costs.

Cost of Goods Sold

Our total cost of goods sold increased to $688,786 for the three months ended September 30, 2026, as compared to $423,291 for the prior year quarter. This year-over-year increase of 63% outpaced our 51% growth in revenues and was primarily driven by the recognition of significant provisions for excess and slow-moving inventory during the current quarter related to certain cobranded smart eyewear products; this was partially offset by the positive impact of tariff refunds received during the current quarter, which reduced our cost of goods sold. The impact of volume increases was essentially offset by ongoing improvements in product sourcing costs.

Cost of goods sold for the three months ended September 30, 2026 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $359,976; tariff refunds of $(124,854); provisions for excess and slow-moving inventory of $301,341; the cost of prescription lenses incurred with our third-party vendor of $13,512; commissions, affiliate referral fees, and e-commerce platform fees of $83,762; shipping and logistics costs of $33,045; and product certification costs of $21,085.

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

Gross Profit

Our gross profit for the current quarter was $320,910, compared to $244,837 for the prior year quarter. Our gross profit margin was 32% in the current quarter and 37% in the prior year quarter, representing a decrease of approximately 5 percentage points from the prior year period.

The year-over-year decrease in gross profit margin compared with the prior year quarter was predominantly attributable to the aforementioned provision recorded in the current quarter for excess and slow-moving inventory related to certain cobranded smart eyewear; this reduced gross profit margin by approximately 30 percentage points. Higher commissions, affiliate referral fees, and e-commerce platform fees also reduced gross profit margin by approximately 4 percentage points. Partially offsetting these negative impacts to gross profit were (i) the positive impact of tariff refunds received in the current quarter, which increased gross profit margin by approximately 12 percentage points, and (ii) ongoing improvements in product sourcing costs for both frames and prescription lenses – largely related to realization of greater economies of scale as our manufacturing order volumes have grown and our cost per unit has decreased – which increased gross profit margin by approximately 18 percentage points.

In the near to medium term, we anticipate growth in total cost of goods sold corresponding with anticipated future growth in revenues, and do not expect significant decreases in gross profit margins from current levels. We are continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing on the highest volume, market-tested styles. Additionally, we continue to monitor trade policy and have contingency sourcing options should conditions materially change.

Operating Expenses

Our operating expenses increased by 23% to $2,659,283 for the three months ended September 30, 2026, as compared to $2,165,664 for the three months ended September 30, 2025. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $300,739 or approximately 24% to $1,578,047 for the three months ended September 30, 2026, as compared to $1,277,308 for the prior year quarter. This increase was mainly attributable to the combination of (i) higher employee compensation and benefit costs, which increased by approximately $90,000 as compared to the prior year quarter, and which was mainly due to the addition of staff to drive growth, (ii) higher spending on public relations and branding initiatives, for which costs increased by approximately $53,000 as compared to the prior year quarter, and (iii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $84,000, to approximately $209,000 for the current quarter.

Sales and marketing expenses

Our sales and marketing expenses for the current quarter decreased by $100,489 or approximately 14% to $622,883 for the current quarter, as compared to $723,372 for the prior year quarter. This decrease was primarily driven by more efficient spending in this area. We continue to strategically allocate our sales and marketing spending as needed and on a dynamic basis between a combination of key events and trade shows (to grow and expand our network of potential business partners and retailers), paid ads (to build brand awareness, attract new customers, and increase our market share), and supporting launches of new products. We utilize data-driven decision-making to refine and optimize our marketing campaigns, in order to make our spending in this area more efficient, thus maximizing returns on our marketing investments.

Research and development costs

Our research and development costs were $423,353 for the three months ended September 30, 2026, as compared to $129,984 for the three months ended September 30, 2025, representing a year-over-year increase of $293,369 or approximately 226%, primarily driven by development fees paid to third parties for new product development initiatives. Due to the overwhelming growth and success of the Lucyd Armor line, we are investing heavily in the advancement of this product line, with end-to-end hardware and software enhancements in development for an updated and upgraded collection in the first half of 2027. We are seeking to build a comprehensive enterprise offering on this platform, which will answer diverse needs for practical applications of smart safety eyewear in many workplaces. Our research and development resources are substantially invested in this new platform, alongside improvements to our optical lines.

Related party management fee

Our related party management fee was $35,000 for each of the three-month periods ended September 30, 2026 and 2025, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $51,232 in the current quarter, reflecting a decline of $33,328 or approximately 39% from $84,560 in the prior year quarter. These amounts were primarily comprised of dividends from our investments in money market funds and interest income from investments in U.S. Treasury bills. The year-over-year decrease in other income (expense), net was primarily attributable to the combination of lower average cash equivalent and investment balances as compared to the prior year quarter, and lower dividend yields from money market funds and lower interest rates on U.S. Treasury bills as compared to the prior year quarter.

Results of Operations – Year to Date

The following table summarizes our results of operations for the nine months ended September 30, 2026 (the “current nine months” or the “current period”) and the nine months ended September 30, 2025 (the “prior year nine months” or the “prior year period”):

	Nine months ended		Nine months ended
	September 30,		September 30,
	2026		2025		Change
Revenues, net	$2,793,776	100%	$1,701,859	100%	$1,091,917	64%
Less: Cost of Goods Sold	(2,054,906)	74%	(1,249,154)	73%	(805,752)	65%
Gross Profit (Deficit)	738,870	26%	452,705	27%	286,165	63%

Operating Expenses:
General and administrative	(4,386,667)	157%	(3,679,521)	216%	(707,146)	19%
Sales and marketing	(1,958,745)	70%	(2,055,090)	121%	96,345	-5%
Research and development	(703,555)	25%	(608,784)	36%	(94,771)	16%
Related party management fee	(105,000)	4%	(105,000)	6%	-	0%
Total Operating Expenses	(7,153,967)	256%	(6,448,395)	379%	(705,572)	11%

Other Income (Expense), net	147,770	5%	274,626	16%	(126,856)	-46%

Net Loss	$(6,267,327)	224%	$(5,721,064)	336%	$(546,263)	10%

Revenues

Our revenues for the nine months ended September 30, 2026 were $2,793,776, representing an increase of 64% as compared to revenues of $1,701,859 during the nine months ended September 30, 2025. This year-over-year growth rate in revenues is consistent with our full-year 2025 growth rate of approximately 63%, and reflects continued positive momentum across the Company’s smart eyewear portfolio.

The increase in revenue was predominantly attributable to significant volume increases, of which a significant portion related to the initial shipments to major new retail partners in the U.S. and Canada during the current nine months. Our unit volumes increased approximately 68% year-over-year, inclusive of approximately 1,100 demonstration units shipped to a new retail partner in Canada; excluding those units, unit volumes increased approximately 60% year-over-year. Overall, the increase in unit volumes was primarily driven by our award-winning and highly popular Lucyd Armor line of smart safety glasses. We sold approximately 16,600 units of Lucyd Armor smartglasses in the current nine months, representing a 119% increase from the prior year nine months, of which approximately 2,300 units were related to the fulfilment of the initial purchase order from one of the largest big-box retailers in the U.S. Additionally, according to a recent third-party analysis, Lucyd Armor holds an approximate 44% market share of smart safety glasses on Amazon.com, and to the Company’s knowledge, remains the only smart safety glass on the platform with full safety certification in the U.S., Canada, and the European Union. Our cobranded Reebok smartglasses were also a significant driver of the current period volume increases, as we sold nearly 3,400 units of Reebok smartglasses in the current nine months; this volume increase was predominantly attributable to the April 2026 launch of the new Reebok optical collection. These strong increases in unit volumes for Lucyd Armor and Reebok smartglasses were partially offset by volume declines in our other product lines.

Price/mix impacts had a minimal net effect on the year-over-year change in revenue, as (i) unfavorable impacts related to channel mix, driven by the higher proportion of sales at wholesale pricing due to the significant number of products sold to our major new retail partners in the U.S. and Canada in the current period, were largely offset by (ii) favorable impacts related to product mix, driven by increased sales of the higher-priced Lucyd Armor line following price increases implemented in 2026 and the April 2026 launch of the Reebok optical collection at premium price points.

For the nine months ended September 30, 2026, approximately 52% of sales were processed on our online store (Lucyd.co), 34% on Amazon.com, and 13% through reseller partners, with approximately 1% of our net revenues generated from Lucyd “Pro” app subscriptions. For the nine months ended September 30, 2025, approximately 55% of sales were processed on our online store (Lucyd.co), 40% on Amazon.com, and 4% through reseller partners, with 1% of our net revenues generated from Lucyd “Pro” app subscriptions.

The current period results notably reflect significant progress made over the past year towards our long-term goals of increasing revenue in the wholesale channel, with such revenues growing to more than five times the prior year period in terms of absolute dollar amounts (from $70,405 in the prior year nine months to $358,443 in the current nine months), and more than tripling in terms of percentage of total sales. Overall, e-commerce sales remain to be the most material portion of our sales since inception; however, we continue to believe that the wholesale channel is the most scalable and most promising long-term opportunity for future growth, and that the opportunity to grow volumes through the wholesale channel significantly outweighs the negative aspect of lower revenue per unit in that channel.

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

Cost of Goods Sold

Our total cost of goods sold increased to $2,054,906 for the nine months ended September 30, 2026, as compared to $1,249,154 for the prior year nine months. This year-over-year increase of 65%, which was in line with our growth in revenues, was primarily driven by the combination (i) the increase in the volume of products sold, as discussed above, (ii) the recognition of significant provisions for excess and slow-moving inventory during the current nine months related to certain cobranded smart eyewear products, and (iii) higher costs related to platform / marketplace fees and commissions, partially offset by (iv) the positive impact of tariff refunds received during the current nine months, which reduced our cost of goods sold.

Cost of goods sold for the nine months ended September 30, 2026 included but was not limited to the cost of frames (inclusive of the cost of tariffs, importation costs, and other inventory adjustments) of $1,303,859; tariff refunds of $(124,854); provisions for excess and slow-moving inventory of $331,763; the cost of prescription lenses incurred with our third-party vendor of $134,533; commissions, affiliate referral fees, and e-commerce platform fees of $230,836; shipping and logistics costs of $91,826; and product certification costs of $59,228.

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

Gross Profit

Our gross profit for the current nine months was $738,870, compared to $452,705 for the prior year nine months. Our gross profit margin was 26.4% in the current period and 26.6% in the prior year period, or essentially flat year-over-year.

The negligible net change year-over-year in gross profit margin was reflective of the combination of (i) the aforementioned provision recorded in the current period for excess and slow-moving inventory related to certain cobranded smart eyewear, which reduced gross profit margin by approximately 12 percentage points, and (ii) higher commissions, affiliate referral fees, and e-commerce platform fees, which reduced gross profit margin by approximately 3 percentage points, partially offset by (iii) ongoing improvements in product sourcing costs for both frames and prescription lenses – largely related to realization of greater economies of scale as our manufacturing order volumes have grown and our cost per unit has decreased – which increased gross profit margin by approximately 12 percentage points, and (iv) the positive impact of tariff refunds received in the current nine months, which increased gross profit margin by approximately 4 percentage points.

In the near to medium term, we anticipate growth in total cost of goods sold corresponding with anticipated future growth in revenues, and do not expect significant decreases in gross profit margins from current levels. We are continually refining our product mix with sales data, and anticipate further reducing our unit costs by focusing on the highest volume, market-tested styles. Additionally, we continue to monitor trade policy and have contingency sourcing options should trade conditions materially change.

Operating Expenses

Our operating expenses increased by 11% to $7,153,967 for the current period, as compared to $6,448,395 for the prior year period. This increase was primarily due to the following:

General and administrative expenses

Our general and administrative expenses increased by $707,146 or approximately 19% to $4,386,667 for the nine months ended September 30, 2026, as compared to $3,679,521 for the prior year nine months. This increase was mainly attributable to the combination of (i) higher employee compensation and benefit costs (approximately $181,000), mainly due to the addition of staff to drive growth, (ii) higher spending on public relations and branding initiatives (approximately $141,000), and (iii) higher payments due under our multi-year license agreements, which increased our licensing expense by approximately $239,000, to approximately $644,000 for the current period.

Sales and marketing expenses

Our sales and marketing expenses decreased by $96,345 or approximately 5% to $1,958,745 for the current nine months, as compared to $2,055,090 for the prior year nine months. This decrease was primarily driven by more efficient spending in this area. We continue to strategically allocate our sales and marketing spending as needed and on a dynamic basis between a combination of key events and trade shows (to grow and expand our network of potential business partners and retailers), paid ads (to build brand awareness, attract new customers, and increase our market share), and supporting launches of new products. We utilize data-driven decision-making to refine and optimize our marketing campaigns, in order to make our spending in this area more efficient, thus maximizing returns on our marketing investments.

Research and development costs

Our research and development costs were $703,555 for the nine months ended September 30, 2026, as compared to $608,784 for the nine months ended September 30, 2025, representing a year-over-year increase of approximately 16%. This increase was primarily driven by new product development cycles in the current nine months. Specifically, during the earlier portion of the current period, we incurred various costs to develop the Reebok optical collection, which launched in April 2026, and in the third quarter of 2026, we incurred significant development fees related to the planned update and upgrade to our Lucyd Armor line.

Due to the overwhelming growth and success of the Lucyd Armor line, we are investing heavily in the advancement of this product line, with end-to-end hardware and software enhancements in development for an updated and upgraded collection in the first half of 2027. We are seeking to build a comprehensive enterprise offering on this platform, which will answer diverse needs for practical applications of smart safety eyewear in many workplaces. Our research and development resources are substantially invested in this new platform, alongside improvements to our optical lines.

Related party management fee

Our related party management fee was $105,000 for each of the nine-month periods ended September 30, 2026 and 2025, based on the terms of the management services agreement between us and Tekcapital.

Other Income (Expense), net

Total other income (expense), net was $147,770 in the current period, reflecting a decline of approximately 46% from $274,626 in the prior year nine months. These amounts were primarily comprised of dividends from our investments in money market funds and interest income from investments in U.S. Treasury bills. The year-over-year decrease in other income (expense), net was primarily attributable to the combination of lower average cash equivalent and investment balances as compared to the prior year period, and lower dividend yields from money market funds and lower interest rates on U.S. Treasury bills as compared to the prior year period.

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, our cash and cash equivalents were approximately $3.2 million and $6.5 million, respectively. As of September 30, 2026 and December 31, 2025, our total overall liquidity (cash and cash equivalents plus investments in short-term U.S. Treasury bills), which management believes provides a more accurate depiction of the Company’s liquidity and economic position, was approximately $4.5 million and $6.5 million, respectively.

Our working capital (current assets less current liabilities) was approximately $6.7 million and $8.4 million as of September 30, 2026 and December 31, 2025, respectively.

The Company did not have any debt obligations as of September 30, 2026 or December 31, 2025.

We had previously entered into a financing agreement with Lucyd Ltd. (a related party), under which we could borrow up to $1,250,000 in exchange for issuing a convertible note to Lucyd Ltd (see Note 8 for details). On October 23, 2026, the Company and Lucyd Ltd. entered into an amendment of this financing agreement, such that upon issuance, the convertible note will have a maturity date of April 30, 2028. The amendment also gives the Company an irrevocable right to draw down up to $1,250,000, funded within ten business days of each request, and limits conversions to 19.99% of the Company’s common stock outstanding on the date of the amendment, and the holding of Lucyd Ltd. and its affiliates to 19.99%, in each case unless stockholder approval is obtained. The principal amount, the 10% interest rate, and the conversion events are unchanged, and no fee is payable. The Company has not borrowed any amounts under this agreement.

Contractual commitments for payments due under multi-year license agreements are scheduled to increase in future periods; payments due under such contracts are $45,000 for the remainder of 2026, $1,290,000 for fiscal year 2027, and $1,543,000 for fiscal year 2028. If the Company were to exercise its contractual cancellation rights during the fifth year of each agreement, the aggregate future minimum payments due under these license agreements would be reduced from $12,785,000 to $3,428,000, although there would be no change to the payments due in fiscal year 2027 and 2028.

We believe our total overall liquidity, plus the availability to borrow funds via our aforementioned financing agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months.

Cash Flow

	Nine months ended	Nine months ended
	September 30,	September 30,
	2026	2025
Net cash flows from operating activities	$(5,902,500)	$(5,924,987)
Net cash flows from investing activities	(1,355,554)	3,651,077
Net cash flows from financing activities	3,944,079	6,344,438
Net Change in Cash	$(3,313,975)	$4,070,528

Net cash flows used in operating activities for the nine months ended September 30, 2026 are primarily reflective of our net loss for the period, resulting from various operating costs to support and grow our business. We continue to make significant investments in marketing spending in order to build brand awareness, attract new customers, and increase our market share.

Total use of cash in operating activities during the current nine months was relatively consistent and comparable with the prior year nine months; however, the current period’s use of cash in operating activities notably reflects higher payments made under multi-year licensing agreements, whereas the prior year period’s use of cash in operating activities is more reflective of payments made to purchase inventory.

Net cash flows from investing activities in both the current nine months and prior year nine months primarily reflect the timing of purchases and redemptions of short-term U.S. Treasury bills, which do not impact our total overall liquidity (as previously defined above).

Net cash flows from financing activities for the current nine months are primarily attributable to at-the-market offerings of common stock and a warrant inducement transaction (both as described in more detail below), while net cash flows from financing activities for the prior year period are primarily attributable to multiple warrant inducement transactions and other warrant exercises.

Equity Transactions

At-the-Market Offerings

In January 2026, we sold 820,800 shares of common stock and received approximately $1.5 million of gross proceeds before deducting sales agent commissions and offering expenses. The net proceeds received by the Company from these transactions amounted to approximately $1.4 million, and will be used for working capital and general corporate purposes.

Currently, there is no remaining availability under the Company’s at-the-market facility for future sales of common stock. We may seek to open a new at-the-market facility by filing a new registration statement in the future, and raise additional funds under such facility in the future, if management believes it would be beneficial to do so.

July 2026 Warrant Inducement Transaction

In July 2026, we entered into an inducement letter agreement with a holder of certain of our existing Series G and Series I warrants to purchase an aggregate of 2,200,544 shares of the Company’s common stock, which were originally issued to the holder in April and June 2025, each having an original exercise price of $2.60 per share.

Pursuant to the inducement letter agreement, the holder agreed to exercise its existing Series G and Series I warrants for cash at a reduced exercise price of $1.35 per share in consideration of the Company’s agreement to issue new unregistered Series J warrants to purchase up to an aggregate of 6,601,632 shares of common stock. The Series J Warrants have an exercise price of $1.10 per share, are exercisable immediately upon issuance, and have a term of exercise equal to 24 months following the effective date of the Resale Registration Statement (as defined in the applicable agreement), which was subsequently filed by the Company and became effective August 7, 2026.

This transaction closed on July 9, 2026, and the gross proceeds to the Company were approximately $3.0 million prior to deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from this transaction of approximately $2.6 million for working capital and general corporate purposes.

Other Factors

We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion and development of our business. We believe our existing cash and cash equivalents, plus the availability to borrow funds via the related party agreement with Lucyd Ltd., will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail store customers, licenses, the needs of our e-commerce business and retail distribution network, expansion of our product and software offerings, and the timing of investments in technology and personnel to support the overall growth of our business. We expect a modest increase in marketing and retail-support expenses over the next twelve months, with such investments being discretionary and adjustable as needed. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. Geopolitical and macroeconomic factors could cause disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2026. The material weaknesses in our internal control over financial reporting are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 9, 2026, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”), indicating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided 180 calendar days to regain compliance with the minimum bid price requirement, or until April 7, 2027. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period.

If we do not regain compliance with the minimum bid price requirement by April 7, 2027, we may be eligible for an additional 180 calendar day compliance period so long as the Company satisfies the criteria for initial listing on the Nasdaq Capital Market (except the minimum bid price requirement) and the continued listing requirement for market value of publicly held shares, and the Company provides written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event that Nasdaq does not believe that the Company will be able to cure the deficiency, or if the Company is not otherwise eligible for the second grace period, Nasdaq will provide written notice to the Company that our common stock is subject to delisting. However, in such event, we may request a hearing before the Nasdaq Hearings Panel, and such request would stay any further suspension or delisting action pending the conclusion of the hearing process and expiration of any extension that may be granted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Sales under Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, Harrison Gross, our Chief Executive Officer, sold an aggregate of 13,974 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended September 30, 2026, Konrad Dabrowski, our Chief AI and Growth Officer, sold an aggregate of 6,935 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended September 30, 2026, David Eric Cohen, our Chief Technology Officer, sold an aggregate of 9,856 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended September 30, 2026, Oswald Gayle, our Chief Financial Officer, sold an aggregate of 7,959 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

During the quarter ended September 30, 2026, Joaquin Abondano, our Chief Operating Officer, sold an aggregate of 8,932 shares pursuant to the terms of a Rule 10b5-1 trading plan that was adopted on December 9, 2025.

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

Innovative Eyewear, Inc.
(Registrant)

Date: November 9, 2026	By:	/s/ Harrison Gross
Harrison Gross
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Oswald Gayle
Oswald Gayle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)